Form 10-Q
period 1996-03-31
NATIONAL LODGING CORP
filed 1996-05-15
CIK 929929

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549





                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1996
                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period from ______ to ______
                         Commission File Number 0-24794



                             NATIONAL LODGING CORP.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                   22-3326054
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                     Identification No.)



                                605 Third Avenue
                                   23rd Floor
                            New York, New York 10158
          (Address of principal executive offices, including zip code)

                                 (212) 692-1400
                     (Telephone number, including area code)

                    Securities registered pursuant to Section
                               12(b) of the Act:
                                      None

                    Securities registered pursuant to Section
                               12(g) of the Act:

                                 Title of Class
                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes /x/               No

As of March 31, 1996, there were 5,432,320 shares of the Registrant's Common Stock issued and outstanding.

                             NATIONAL LODGING CORP.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.



               INDEX                                                  PAGE NO.


PART I.        FINANCIAL INFORMATION

   Item 1.     Condensed Consolidated Balance Sheets                    1

               Condensed Consolidated Statements of Operations          2

               Condensed Consolidated Statements of Cash Flows          3

               Notes to Condensed Consolidated Financial Statements     4

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8


PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                       12

   Item 2.     Changes in Securities                                   12

   Item 3.     Defaults Upon Senior Securities                         12

   Item 4.     Submission of Matters to a Vote of Securityholders      12

   Item 5.     Other Information                                       12

   Item 6.     Exhibits and Reports on Form 8-K                        12


   SIGNATURES                                                          13


NATIONAL LODGING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995
(In Thousands - Unaudited)

                                                         March 31,         December 31,
ASSETS                                                   1996              1995

CURRENT ASSETS:
  Cash and cash equivalents                               $ 19,212          $ 51,470
  Accounts receivable - net                                  4,906               -
  Loans receivable, current                                 10,036            10,481
  Receivable from joint ventures                             3,011               -
  Prepaid and other current assets                           2,346               837
                                                            ------            ------

          Total current assets                              39,511            62,788

INVESTMENTS                                                 16,301            16,700

LOANS RECEIVABLE                                            13,074             7,166

JOINT VENTURE INTERESTS                                     15,705              -

PROPERTY AND EQUIPMENT - Net                                77,911              -

OTHER ASSETS                                                 9,609              420

DEFERRED LOAN COSTS                                          2,293              -
                                                            ------            ---

TOTAL ASSETS                                              $174,404          $ 87,074
                                                           =======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $  9,872          $    552
  Current portion of long-term debt                          1,017               -
                                                             -----            ----

          Total current liabilities                         10,889               552
                                                            ------            ------

LONG-TERM DEBT                                              75,533               -

OTHER LIABILITIES                                              102               -

MINORITY INTEREST                                            3,348               -

STOCKHOLDERS' EQUITY:
  Preferred stock                                              -                 -
  Common stock                                                  55                55
  Paid-in capital                                          106,617           106,697
  Accumulated deficit                                      (22,210)          (20,280)
  Foreign currency translation adjustment                       70               -
  Unrealized gain on securities available for sale             -                  50
                                                            ------           -------

          Total stockholders' equity                        84,532            86,522
                                                            ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $174,404          $ 87,074
                                                            =======            ======

See notes to condensed consolidated financial statements.

                                       -1-

NATIONAL LODGING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(In Thousands, Except Share Amounts - Unaudited)

                                                  1996              1995

REVENUE:
  Hotel and motel revenue                         $12,468           $   -
  Management fee and other income                     583               -
                                                   ------            ----

         Total revenue                             13,051               -
                                                   ------            ----

OPERATING EXPENSES:
  Hotel and motel operating expense                 5,391              -
  Selling, general and administrative               4,339              794
  Depreciation and amortization                     1,783              -
  Development                                         378            1,397
  Other                                             2,698              -
  General and administrative related party            397              783
                                                    ------           -----

         Total operating expenses                  14,986            2,974
                                                   ------            -----

OPERATING LOSS                                     (1,935)          (2,974)

INTEREST INCOME                                       788            1,140

INTEREST EXPENSE                                   (1,502)             -

EQUITY IN EARNINGS OF JOINT VENTURES                  814              -

MINORITY INTEREST                                     (95)             -
                                                      ----            ---

LOSS BEFORE INCOME TAX BENEFIT                     (1,930)          (1,834)

INCOME TAX BENEFIT                                     -              (752)
                                                   -------          -------

NET LOSS                                          $(1,930)         $(1,082)
                                                   =======          =======

PER SHARE INFORMATION:
  Net loss                                        $ (0.33)         $ (0.21)
                                                   =======          =======

  Weighted average common shares outstanding        5,868            5,117
                                                   =======          =======


See notes to condensed consolidated financial statements.


NATIONAL LODGING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(In Thousands-Unaudited)

                                                                                  1996         1995

NET CASH USED IN OPERATING ACTIVITIES                                         $  (472)         $(1,767)
                                                                              -------          -------

INVESTING ACTIVITIES:
  Loans to casino projects                                                      -                 (471)
  Joint venture interests and investments in casino projects                    -               (1,885)
  Principal payments received on loans                                          3,630              331
  Travelodge acquisition                                                      (98,400)              -
  Acquisition costs                                                            (4,822)              -
  Capital expenditures                                                         (1,034)              -
  Issuance of notes receivable                                                   (133)              -
  Capital distributions from joint ventures                                     1,423               -
  Capital distributions from joint venture minority int                          (312)              -
                                                                                -----             ----

           Net cash used in investing activities                              (99,648)          (2,025)
                                                                              -------           ------

FINANCING ACTIVITIES:
  Proceeds on borrowings                                                       70,000               -
  Loan closing costs                                                           (1,750)              -
  Repayment on borrowings                                                        (388)              -
                                                                                -----             ---

           Net cash provided by financing activities                           67,862               -
                                                                               ------             ---

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (32,258)          (3,792)
                                                                              -------           ------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  51,470          44,233
                                                                                ------          ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $19,212          $40,441
                                                                              =======          =======


See notes to condensed consolidated financial statements.


NATIONAL LODGING CORP. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995







1.       BASIS OF PRESENTATION



         The condensed consolidated balance sheet of National Lodging Corp. and subsidiaries (the "Company") as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.



         The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the Company's 1995 Annual Report on Form 10-K.



2.    TRAVELODGE ACQUISITION



      On January 23, 1996, the Company acquired the outstanding common stock of Forte Hotels, Inc. ("FHI") for $98.4 million less certain working capital adjustments totaling approximately $3.1 million. In related transactions on January 23, 1996, prior to consummation of the FHI Acquisition, HFS Incorporated ("HFS") and Motels of America, Inc. acquired from FHI the Travelodge franchise system and 19 motel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company include 17 wholly-owned hotels and motels and a joint venture interest in 97 other lodging facilities. The Company financed $60 million of the purchase price with proceeds from a bank revolving credit facility ("Credit Facility") and $38.4 million with existing cash. HFS provided advisory services in connection with the acquisition for which the Company paid a $1,968,000 fee.



      The Credit Facility provides up to $125 million of unsecured borrowings through January 23, 2002. Revolving loans under the Credit Facility may be borrowed, at the Company's option, as Base Rate Loans or Eurodollar Loans. Interest on the outstanding principal amount of each Base Rate Loan is payable at an annual rate equal to the highest of i) the administrative agent's Prime Lending Rate, ii) the Adjusted Certificate of Deposit Rate plus 0.50%, or iii) the Federal Funds Rate plus 0.50%. The interest on the outstanding principal amount of each Eurodollar Loan is payable at an annual rate of the Eurodollar Rate plus a margin not to exceed 0.75%. The Company incurred $1.7 million of costs related to execution of the Credit Facility and is required to pay an annual administration fee of $150,000. The Company is obligated to pay a commitment fee at an annual rate equal to 0.2% of the amount of the Unutilized Revolving Loan Commitment. Total borrowings and Letters of Credit outstanding as of March 31, 1996 under the agreement were $70 million and $15.6 million, respectively. The Company is also obligated to pay a fee in respect of each outstanding letter of credit equal to the Applicable Margin on the stated amount of the letter of credit, plus an additional fee equal to the higher of $500 per year or an amount of 0.5% of the stated amount of the letter of credit. The Credit Facility also contains covenants including restrictions on indebtedness, maintenance of net worth, minimum interest coverage, minimum fixed charge, maximum leverage coverages and others. The Company was not in compliance with certain covenants as of March 31, 1996. However, this will not materially impact the Company's ability to draw down on this loan.



      The acquisition described above was accounted for by the purchase method. The operating results of the acquired company are included in the consolidated statements of operations from its acquisition date, January 23, 1996.



      The following presents the unaudited pro forma consolidated results of operations for the three months ended March 31, 1996 and 1995 as if the transactions described above occurred on January 1, 1995:





                                                (In Thousands
                                                   Except
                                                  per Share
                                                   Amounts)
                                                 (Unaudited)

                                            1996            1995


Revenue                                     $16,864         $15,613
Net loss                                    $(2,935)        $(5,240)
Net loss per share                          $  (.50)        $ (1.02)







      The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

3.    SALE OF STOCK



      On February 14, 1996, the Company entered into an agreement with Chartwell Leisure Associates L.P. II ("Chartwell") and FSNL LLC ("FSNL") to sell 4 million newly issued shares of unregistered common Company stock to Chartwell and FSNL for $57 million. Upon shareholder approval and completion of such sale, Chartwell and FSNL will own approximately 52% of the outstanding common stock of the Company. The Company's chairman and chief executive officer, who holds similar positions at HFS, resigned on January 24, 1996 and was replaced by a principal of Chartwell. HFS provided advisory services in connection with the transaction for which the Company will pay a $1.14 million fee upon completion of the sale.



4.    PENDING CANADIAN ACQUISITION



      The Company is currently negotiating to acquire from Capital Properties Limited Partnership ("CPLP") 20 hotels and a one-half interest in an additional hotel, which are limited service hotels located throughout Canada and franchised under the "Travelodge" brand name. The acquisition will be accomplished by the Company paying approximately C$92 million in order to purchase substantially all of CPLP's existing bank debt and pay certain specified closing costs (including real estate taxes), as well as its assumption of liability for identified trade payables and property specific bank debt, aggregating approximately another C$12 million. In addition, the Company will be obligated to make certain contingent payments to CPLP's constituent partners following a preferred return to the Company.



5.    RELATED PARTY TRANSACTION



      During March 1996, the Company entered into a lease with an affiliate of Chartwell and an unaffiliated third party, as landlords, pursuant to which the Company has leased approximately 18,700 square feet of office space for a period of 10 years. Under this lease, the Company is obligated to pay approximately $542,000 per year for each of the first five years, and approximately $600,000 per year for each of the last five years of the term of the lease for the use of such office space. The terms of this lease are, in the opinion of the Company, substantially similar to the market terms that would be available from a third party for similar property.



6.    STOCK OPTIONS



      Options for 310,000 shares of common stock were granted on January 24, 1996 at an exercise price of $10.625, representing fair market value on the date of grant. Additional options for 900,000 shares of common stock were granted on March 4, 1996 at an exercise price of $13.25, representing fair market value on the date of grant.

7.    INCOME TAXES



      Deferred tax assets of $7,623 at December 31, 1995 increased by approximately $791 during the three months ended March 31, 1996. Such deferred tax assets are offset by a 100% valuation allowance. The Company has net tax operating loss carryforwards of approximately $13.7 million available for federal income tax purposes, expiring through 2010.



                                     ******

Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW



The Company was engaged in the development of prospective casino gaming facilities until the third quarter of 1995, when the Company announced a decision by its Board of Directors to curtail future gaming investments and focus on investments and acquisitions in non-gaming industries. The decision reflected the Board's conclusion that the gaming industry offered limited opportunities for future growth of the Company and was based on the difficulties that the Company had experienced in attempting to consummate its casino projects and its belief that the Company would face difficulty in obtaining regulatory approvals required to pursue its strategy of making highly leveraged acquisitions of gaming facilities. In December 1995, the Company's Board of Directors decided that the Company should pursue a new strategic direction with a focus on becoming a hotel and motel owner and operator.



On January 23, 1996, the Company entered the lodging industry with its acquisition of Forte Hotels, Inc. ("Forte Hotels"), which owns or has significant joint venture interests in 114 hotels, for a purchase price of $98.4 million plus expenses. Subsequently, on March 12, 1996, the Company signed a letter of intent with Capital Properties Limited Partnership ("CPLP") and is currently in negotiation to acquire 20 hotels and a one-half interest in an additional hotel from CPLP, all of which are located throughout Canada. These hotels operate under the Travelodge brand. The acquisition will be accomplished by the Company paying approximately C$92 million in order to purchase substantially all of CPLP's existing bank debt and pay certain specified closing costs (including real estate taxes), as well as its assumption of liability for identified trade payables and property specific bank debt, aggregating approximately another C$12 million. In addition, the Company will be obligated to make certain contingent payments to CPLP's constituent partners. Approximately half of the cash portion of the purchase price is expected to be financed by the Company with bank borrowings and half with proceeds from the proposed stock sale to Chartwell and FSNL. The closing is subject to financing, formal approval of the Company's Board of Directors and approval of the limited partners of CPLP.



The Company believes that comparisons of its results during the period ended March 31, 1996 to prior periods should take into account these changes in the Company's primary business.



RESULTS OF OPERATION - FINANCIAL DATA

Pro Forma



The pro forma financial data includes the combined operations of Forte Hotels for the three months ended March 31, 1996 and 1995 as if the acquisition had occurred on January 1, 1995, giving effect to depreciation and amortization associated with the acquired properties and financing costs associated with acquisitions. The pro forma financial data also includes revenues and expenses associated with the Company's gaming business which do not reflect net savings which may be achieved as a result of curtailment of future gaming operations. Further, the pro forma financial data does not include any potential eventual cost savings or revenue enhancements that management believes may be realized following the complete consolidation of the Forte Hotels and operations.

Hotel and motel ("Lodging") revenue for the first quarter of 1996 was $16.1 million, an increase of 7.4% over the same period of the previous year, while lodging losses decreased 37.5% to $1.5 million from $2.4 million in 1995. This increase primarily resulted from an increase in average daily rates per room sold from $49.56 in 1995 to $52.98 in 1996. The Company believes that its ability to increase average daily room rates reflects the stability of the Company's business in a price sensitive market segment as well as its ability to continue to attract the value conscious traveler. Occupancy for lodging was 57.5% in the 1996 quarter versus 58.7% in the 1995 quarter.



March 1996 versus March 1995



The Company's operations through November 1995 consisted of the development of prospective casino game facilities. Accordingly, the Company's operating results for the first quarter of 1996 from operations other than Lodging activities and for 1995 (when the Company did not engage in Lodging activities) are very modest and consist of interest income of $800,000 in 1996 versus $1.1 million in 1995. In addition, during the first quarter of 1996, the Company's interest expense was $1.1 million on acquisition debt while the Company had no interest bearing debt load in 1995, however the Company expended $1.4 million in gaming development expenditures in 1995 versus $400,00 million in 1996.



LIQUIDITY AND CAPITAL RESOURCES



Lodging acquisitions



In connection with the acquisition of the Forte Hotels, the Company financed $60 million of the purchase price with proceeds from its $125 million credit facility with two banks. Immediately after the Forte Hotels acquisition the Company had $50 million available under that credit facility.



At the closing of the Forte Hotels transaction the Company issued a $15.0 million letter of credit in favor of a third bank securing Forte Hotel's loan agreement with that bank.



On February 14, 1996, the Company entered into an agreement with Chartwell and FSNL to sell 4 million newly issued shares of the Company's common stock to Chartwell and FSNL for $57 million. Upon shareholder approval and completion of such sale, Chartwell and FSNL will own approximately 52% of the outstanding stock of the Company. The Company's chairman and chief executive officer, who holds similar positions at HFS, resigned on January 24, 1996 and was replaced by a principal of Chartwell. HFS provided advisory services in connection with the transaction for which the Company will pay a $1.14 million fee upon completion of the sale.



Gaming Business

The Company has agreed in principle with its partners to dissolve its joint venture to develop a gaming facility in Pittsburgh, Pennsylvania under which it had loaned the Urban Redevelopment Authority of Pittsburgh ("URA") approximately $9.5 million in September 1994. In September 1995, the URA exercised its option to extend the maturity of the loan by one year to September 30, 1996. As a result of the Pennsylvania legislature's failure to propose a voter referendum to approve casino gaming facilities in that state, the Company notified the URA that it will not exercise its option to purchase a portion of the site which is the collateral for that loan, thus requiring the URA to pay interest currently at 4% per annum on a monthly basis. The URA made a $3.8 million payment of principal and interest in January 1996. The Company will seek collection of the remaining balance of the URA loan in September 1996.



In March 1995, the Company agreed to loan up to an additional $2.0 million to the partnership that owns the Rainbow Casino in Vicksburg, Mississippi. The proceeds of such loan, together with additional capital to be contributed by the general partner of such partnership, are being used to finance certain improvements to the casino project, to complete related facilities and to provide additional working capital. The loan is unsecured, bears interests at 10% per annum and will be repaid in equal monthly installments of principal and interest over its seven year term. In 1994, the Company loaned Rainbow Casino Corporation ("Rainbow") $10 million to finance the licensing, construction and start-up costs associated with the Rainbow Casino, a dockside casino located in Vicksburg, Mississippi, which commenced operations on July 12, 1994. In 1994, the Company entered into an agreement with Chartwell Leisure Associates L.P., an affiliate of Chartwell ("Chartwell Leisure"), to induce Chartwell Leisure to finance a family entertainment center, which opened in May 1995. In connection with the agreement, the Company agreed to pay Chartwell Leisure, upon opening of the entertainment center, a percentage of principal and interest payment collected on the $10 million loan to Rainbow, ranging from 14% to 27% of such payouts adjusted annually in accordance with a schedule to the agreement. The company commenced payments to Chartwell Leisure in July 1995 and made payments of approximately $200,000 in 1995 and $91,000 in the first quarter of 1996. HFS will also share marketing fees from the Rainbow Casino with Chartwell Leisure based on the same scheduled percentages. Chartwell Leisure has agreed to share 50% of the net cash flow payable to Chartwell Leisure with respect to the family entertainment center with HFS and HFS has agreed to share such amounts pro rata with the Company based on relative amounts paid by HFS and the Company, respectively.



Credit Facilities



General - The Company is a party to a credit facility (the "Credit Facility"), dated as of January 23, 1996, which provides that the Company may borrow up to $125,000,000 under a revolving credit commitment. HFS has guaranteed $75,000,000 of the Company's obligations under the Credit Facility.



Revolving credit loans may be used by the Company to finance permitted hotel acquisitions and for general corporate purposes, including to finance working capital needs. As of March 31, 1996, approximately $85.6 million aggregate principal amount was utilized under the Credit Facility, of which approximately $70 million constituted Revolving Loans and approximately $15.6 million constituted outstanding letters of credit. All outstanding borrowing under the Credit Facility mature on January 23, 2002.

The total revolving credit commitment amount will be reduced and, to the extent outstanding borrowings would exceed the resulting commitment amount, principal will be repaid, semi-annually commencing March 31, 1997. The commitment reductions will be in the amount of $7.5 million per year, except that the commitment will reduce by $50 million to zero in 2002.



Covenants - The Credit Facility contains covenants restricting the Company and its Subsidiaries and Joint Ventures from, among other things, incurring additional indebtedness and from paying dividends on its common stock. The Company was not in compliance with certain covenants as of March 31, 1996. However, the Company does not believe that this will materially impact its ability to draw down on this loan.



In addition, the Credit Facility requires that the Company satisfy certain financial ratio coverage tests, including maintenance of net worth, minimum interest coverage, and minimum fixed charge and maximum leverage coverages.



National Lodging Loan Agreement - National Lodging has a loan agreement with Bank of America National Trust and Savings Association ("B of A") which permits Forte Hotels and certain of the joint ventures through which it owns hotels to make revolving credit borrowings in an aggregate amount of up to $10 million and provides for an uncommitted credit facility, which is available at the sole discretion of B of A, in an aggregate amount of up to $5 million. Borrowings under the National Lodging Agreement may be made until December 31, 1996. The borrowings under the National Lodging Agreement are secured by a $15.0 million standby letter of credit issued under the Credit Facility. National Lodging is obligated to pay a commitment fee at an annual rate of 0.1875% on the unutilized portion of the National Lodging Agreement. Borrowings under the National Lodging Agreement were approximately $7.2 million at March 31, 1996.



Cash Flows



Cash used in operating activities was $500,000 in the first quarter of 1996 compared to $1.8 million in the first quarter of 1995.



Cash used in investing activities totaled $99.6 million in the first quarter of 1996 compared to $2.0 million in the first quarter of 1995. This change related primarily to the Travelodge acquisition and related costs offset by the receipt of principal payments on loans.



Cash provided by financing activities was $67.9 million in the first quarter of 1996 due to borrowings under the Credit Facility.

Part II. Other Information


Item 1.  Legal Proceedings

             The Company is not party to any litigation which it believes will have a material impact on the financial condition of the Company.

Item 2.  Changes in Securities

             None.

Item 3.  Defaults upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 5.  Other Information

             Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

             Exhibit No.

            10.1 Employment Letter Agreement, dated as of January 23, 1996, by and between Carl Winston and the Company.

            27.1 Financial Data Schedule.

             (b)  Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K dated January 12, 1996, reporting that the Company had changed its name from "National Gaming Corp." to "National Lodging Corp." The Company filed a Current Report on Form 8-K dated January 23, 1996, as amended by a Current Report on Form 8-K/A dated January 23, 1996, reporting that the Company had completed the acquisition of all of the outstanding shares of common stock of Forte Hotels, Inc. for approximately $98.4 million.

                                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             NATIONAL LODGING CORP.



Date:  May 15, 1996                         Kenneth J. Weber
     ----------------------                 ----------------
                                            Kenneth J. Weber
                                            Chief Financial Officer
                                             (Duly Authorized Officer of
                                              the Registrant)
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)

                                                   EXHIBIT INDEX


EXHIBIT
NO.         DESCRIPTION

10.1 Employment Letter Agreement, dated as of January 23, 1996, by and between Carl Winston and the Company.

27.1        Financial Data Schedule.