Form 10-K/A
period 1995-12-31
NATIONAL LODGING CORP
filed 1996-05-28
CIK 929929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------



                                   FORM 10-K/A


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1995
                         Commission File Number 0-24794

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the Transition Period from ______ to ______


                      ------------------------------------


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

                                 (212) 692-1400
              (Registrant's telephone number, including area code)

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

                              Yes [x]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


The aggregate market value of the voting stock held by non-affiliates of the registrant on May 6, 1996, based on the closing price of these shares of $14.25 on that date, was $64,659,631.

As of May 6, 1996, there were 5,452,320 shares of the Registrant's Common Stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:


None.



                                                 TABLE OF CONTENTS


PART I
         ITEM 1.    Business....................................................................................  1
         ITEM 2.    Properties.................................................................................. 13
         ITEM 3.    Legal Proceedings........................................................................... 13
         ITEM 4.    Submission of Matters to a Vote of Security Holders......................................... 14

PART II
         ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................... 15
         ITEM 6.    Selected Financial Data..................................................................... 16
         ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....... 17
         ITEM 8.    Financial Statements and Supplementary Data................................................. 23
         ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........ 23

PART III
         ITEM 10.   Directors and Executive Officers of the Company............................................. 24
         ITEM 11.   Executive Compensation...................................................................... 27
         ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.............................. 30
         ITEM 13.   Certain Relationships and Related Transactions.............................................. 32

PART IV
         ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................ 37




               ---------------------------------------------------



                SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
                  THE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements and under the caption "Business--Risk Factors" in this Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.


C/M:  11752.0003 347035.13 05/24/96 3:21PM

                                     PART I

ITEM 1.           Business

General Overview

                  National Lodging Corp., a Delaware corporation formerly known as National Gaming Corp. (the "Company"), is a hotel and motel owner, operator and developer. The Company concentrates on the limited-service segment of the lodging industry.

                  The Company was formed in September 1994 as a wholly owned subsidiary of HFS Incorporated, a Delaware corporation ("HFS"), for the purpose of acquiring the assets of, and assuming the liabilities associated with, HFS's casino development business. In November 1994, the Company became an independent public company when HFS distributed all of the outstanding shares of the Company's common stock, par value $.01 per share (the "Common Stock"), to the stockholders of HFS (the "Distribution"). From November 1994 until the third quarter of 1995, the Company engaged in the acquisition, development, operation and ownership of casino gaming facilities.

                  During the third quarter of 1995, the Company's Board of Directors decided to explore alternatives to enhance stockholder value such as merger or acquisition transactions and/or investments either in the gaming or non-gaming businesses. On November 9, 1995, the Company announced a decision by its Board of Directors to curtail future gaming investments and focus on investments and acquisitions in nongaming industries. In December 1995, the Company's Board of Directors decided that the Company should pursue a new strategic direction with a focus on becoming a hotel and motel owner and operator.

                  In furtherance of the Company's new strategic direction, on January 23, 1996, the Company acquired all of the outstanding shares of common stock of Forte Hotels, Inc. ("Forte Hotels"), the principal assets of which consisted of Travelodge hotels and motels in the United States, and appointed a new management team with substantial experience in the lodging and hospitality industry.

                  The Company owns, operates or has an interest in approximately 8,000 Travelodge hotel and motel rooms throughout the United States, which represent ownership in 17 properties (approximately 2,700 rooms) and joint venture interests in 97 additional properties (approximately 5,300 rooms). Travelodge is a leading economy-segment lodging brand targeted at the value-conscious leisure and business traveler.


                  Although the Company's properties extend across the United States, a large number of its properties and rooms are located in the states of California, Washington, Oregon, Nevada, Arizona and Florida. Travelodge properties are generally located near major traffic arteries or destination areas.

                  In connection with the Company's new strategic direction, the Company has agreed to sell 4 million newly-issued shares of Common Stock (the "Proposed Chartwell/FSNL Investment") for an aggregate purchase price of $57 million, or $14.25 per share, to Chartwell Leisure Associates L.P. II, a partnership consisting primarily of members of the Fisher family and a trust for the benefit of Gordon Getty and members of his family ("Chartwell"), and FSNL LLC, a limited liability company owned principally by a trust for the benefit of Charles deGunzburg ("FSNL"). Chartwell currently owns approximately 16.6% of the outstanding Common Stock. If the Proposed Chartwell/FSNL Investment is consummated, Chartwell and FSNL will own approximately 52% of the outstanding Common Stock. Closing of the Proposed Chartwell/FSNL Investment is subject to approval of the Company's stockholders, among other conditions.


                  Although the Company intends to focus primarily on pursuing investments in the lodging industry, it continues to hold several investments in the gaming industry (see "Business--Gaming Business Strategy"). The Company does not intend to make any further investments in the gaming industry.

                  The Company maintains its executive offices at 605 Third Avenue, 23rd Floor, New York, New York 10158, telephone (212) 692-1400. References herein to the Company include both National Lodging Corp. and its subsidiaries. References in this annual report to "hotels" include both hotels and motels.

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                        1

Lodging Business

The Company's Strategy


                  The Company's strategy is to become a significant presence in the limited-service segment of the lodging industry by offering convenient locations and a superior lodging experience at attractive room rates. Limited-service hotels generally do not provide management-intensive facilities and services, such as in-house restaurants or cocktail lounges, banquet centers, conference rooms, room service and recreational facilities. The Company believes that the limited-service format of the economy segment of the lodging industry, requiring limited on-site management expense, will allow the Company to offer the greatest value to its customers. The Company also believes that limited-service properties offer the potential for attractive growth rates and are the segment of the lodging industry least vulnerable to economic downturns, because room rates are at the low-end of the lodging scale.

                  The Company intends to initiate a corporate growth strategy that consists of three parts: capital improvements, acquisitions and development.

o Capital Improvements - The Company intends to launch a capital improvement program to increase room and occupancy rates at the Company's portfolio of hotels. The capital improvement program will help ensure that all the Company's properties are competitive in the marketplace. As part of this program, the Company expects to upgrade the interior and exterior of all properties that do not meet corporate standards. For 1996, the Company has budgeted approximately $10 million for its capital improvements program. If the Company's proposed Canadian acquisition is consummated, the Company expects to increase its budget for capital improvements to those properties, but has not yet determined the amount of such increase or any other amounts to be budgeted for capital improvements in future years. See "Business--Lodging Business--Proposed Canadian Acquisition."

o Acquisitions - The Company intends to acquire additional limited-service properties domestically and internationally. The Company will seek to acquire hotel properties that are well located. Ability to generate cash flow will be the most important criterion for evaluating potential acquisitions. The Company will actively pursue opportunities in the hospitality industry that meet these criteria, and would consider acquiring properties operating under most limited-service franchise brands.

                  In March 1996, the Company took a first step in implementing this part of its corporate strategy when it reached an agreement in principle to acquire 20 Travelodge hotels and a one-half interest in an additional Travelodge hotel, all of which are located in Canada. This acquisition is intended to give the Company a toehold in Canada and to position the Company to take advantage of future development opportunities in the Canadian marketplace. After closing, the Company will own or operate approximately 11,400 rooms and 135 properties throughout the United States and Canada. See "Business--Lodging Business--Proposed Canadian Acquisition."


o Development - The Company intends to develop new hotel properties in appropriate markets. The Company will seek development opportunities throughout North America in healthy hotel markets with high overall occupancy rates. These locations may be in city centers, near airports or major traffic arteries.

The Company's ability to implement its strategy is subject to a number of uncertainties. See "Business--Risk Factors."

Travelodge Acquisition


                  On January 23, 1996, the Company completed the acquisition (the "Travelodge Acquisition") of all of the outstanding shares of Common Stock of Forte Hotels from Forte USA, Inc. for approximately $98 million, net of working capital adjustments and including expenses. The principal assets of Forte Hotels


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                        2
consisted of fee and leasehold interests in 18 hotel properties (one of which was subsequently disposed of) and joint venture interests in 97 additional hotel properties (the "Acquired Forte Properties"). Substantially all of the Acquired Forte Properties operate under the names "Travelodge" and "Thriftlodge" pursuant to franchise agreements acquired by HFS or entered into with HFS in connection with the Travelodge Acquisition. See "Business--Lodging Business--Franchise Agreements." In connection with the Travelodge Acquisition, the Company also acquired a 20,000 square foot retail arcade that adjoins the Company's Travelodge Hotel located at Fisherman's Wharf, San Francisco, Forte Hotels' corporate headquarters in El Cajon, California, and a 50% profits interest in the hotel management operations of Royco Hotels and Resorts, Ltd., a hotel management company based in Calgary, Canada which manages Canadian hotel properties. In a related transaction prior to consummation of the Travelodge Acquisition, HFS and Motels of America, Inc. acquired directly from Forte Hotels the Travelodge franchise system and 19 hotel properties, respectively, for an aggregate purchase price of $71.6 million.


Hotel Properties


                  The Company owns fee and leasehold interests in 17 hotel properties (totalling approximately 2,700 rooms) and joint venture interests in 97 additional hotel properties (totalling approximately 5,300 rooms). Where the properties are operated as a joint venture or partnership, the Company is, in most instances, the 50% general partner. The Company's hotels operate in the economy segment of the lodging industry and are located in 26 states and two Canadian provinces, with a particular concentration in the states of California, Washington, Oregon, Nevada, Arizona and Florida. The states in which those hotels are located, nature of the Company's ownership interest in those hotels and the number of rooms in each state are set forth in the following table:




C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                        3


                                                 THE COMPANY'S HOTEL PROPERTIES

                             Number of              Number                                    Number of                Number
Location                     Properties             of Rooms      Location                    Properties               of Rooms
- --------                     ----------             --------      ---------                   ----------               --------

United States
Alabama                                                           Montana
   Wholly Owned                 -0-                         -        Wholly Owned                 -0-                         -
   Joint Venture                 1                         60        Joint Venture                 2                         98
Arizona                                                           Nebraska
   Wholly Owned                 -0-                         -        Wholly Owned                 -0-                         -
   Joint Venture                 4                        177        Joint Venture                 1                         61
California                                                        Nevada
   Wholly Owned                  7                        661        Wholly Owned                  1                        128
   Joint Venture                 43                     2,122        Joint Venture                 4                        315
Colorado                                                          New Jersey
   Wholly Owned                 -0-                         -        Wholly Owned                  1                        229
   Joint Venture                 1                         39        Joint Venture                -0-                         -
Florida                                                           New Mexico
   Wholly Owned                  2                        383        Wholly Owned                 -0-                         -
   Joint Venture                 4                        174        Joint Venture                 1                         48
Georgia                                                           New York
   Wholly Owned                 -0-                         -        Wholly Owned                  1                        476
   Joint Venture                 2                        151        Joint Venture                 1                         46
Idaho                                                             Ohio
   Wholly Owned                 -0-                         -        Wholly Owned                 -0-                         -
   Joint Venture                 1                         48        Joint Venture                 3                        173
Illinois                                                          Oregon
   Wholly Owned                 -0-                         -        Wholly Owned                  1                        207
   Joint Venture                 2                        163        Joint Venture                 2                        117
Indiana                                                           Pennsylvania
   Wholly Owned                 -0-                         -        Wholly Owned                 -0-                         -
   Joint Venture                 1                         37        Joint Venture                 2                        109
Iowa                                                              Texas
   Wholly Owned                 -0-                         -        Wholly Owned                  1                        228
   Joint Venture                 1                         47        Joint Venture                 2                        183
Kansas                                                            Utah
   Wholly Owned                 -0-                         -        Wholly Owned                 -0-                         -
   Joint Venture                 1                         68        Joint Venture                 3                        199
Kentucky                                                          Washington
   Wholly Owned                 -0-                         -        Wholly Owned                  1                         59
   Joint Venture                 1                         96        Joint Venture                 9                        478
Louisiana
   Wholly Owned                  1                         70     Canada
                                                                  ------
   Joint Venture                 1                         61     Ontario
Massachusetts                                                        Wholly Owned                  1                        236
   Wholly Owned                 -0-                         -        Joint Venture                -0-                         -
   Joint Venture                 2                        110     British Columbia
                                                                     Wholly Owned                 -0-                         -
                                                                     Joint Venture                 2                        110


                  All but six of the Company's hotels operate under the "Travelodge" or "Thriftlodge" brand names. The Company's hotels operated under the Travelodge brand name are generally of higher quality and provide a higher level of service than the Company's hotels operated under the Thriftlodge brand name. The Travelodge branded properties generally contain between 50 and 150 rooms and provide laundry services,

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                        4
complimentary newspapers, cable television with a premium movie channel, and in-room coffee service. The price per room for the Travelodge branded properties generally ranges from $40 to $60 per night. The Thriftlodge branded properties generally contain up to 75 rooms and provide fewer services than the Travelodge branded properties. The price per room for the Thriftlodge branded properties generally ranges from $25 to $45 per night. The six hotels which are not operated as Travelodges or Thriftlodges are not operated as part of any lodging chain. References in this annual report to "Travelodge" properties include both Travelodge and Thriftlodge unless the context otherwise requires.


                  The Company's hotels are designed to attract the economy conscious business and leisure traveler seeking room quality and hotel locations that are generally comparable to those of mid-price hotels, but at lower average room rates. The Travelodge and Thriftlodge branded properties generally do not provide full service management-intensive facilities and services, such as in-house restaurants or cocktail lounges, banquet centers, conference rooms, room service, recreational facilities or other services and facilities that the Company believes its targeted customers do not typically value. By omitting these facilities and services, the Company believes that its Travelodge and Thriftlodge properties are able to deliver a product that addresses both its customers' needs and price expectations.

                  Approximately 86% of the Company's hotels are located on property covered by ground leases with unaffiliated third parties. All of these leases are net leases. Generally, the leases have fixed base rents of between $300 and $1,000 per month. In addition, the Company or the joint venture, as the case may be, is obligated to pay as rent a percentage, typically 7 1/2%, of its gross receipts that are in excess of an annual threshold amount, typically between $48,000 and $150,000. Gross receipts are typically defined as total revenue received by the joint venture, excluding sales from vending machines, newspapers, soda and telephone calls.

                  The ground leases have varying expiration dates, but most are scheduled to expire between 1998 and 2015. Upon termination of a ground lease, the hotel located on the leased property will become the property of the lessor. The Company intends to attempt to negotiate renewals of the ground leases where it considers it to be advantageous to do so, but there can be no assurance that the Company will be able to do so.


Joint Venture Agreements

                  Ninety-seven of the Company's hotels are operated as joint ventures. The Company's percentage interests in these joint ventures vary, but in most the Company holds a 50% interest and shares in half of the profits and losses of the joint venture.


                  Generally, the day-to-day business decisions of these joint ventures are made by the Company's partner, while the significant business decisions that fall outside the scope of day-to-day decisions are made by the Company, either alone or with the consent of the Company's joint venture partner. For approximately one-third of these hotel properties, the Company acts as the day-to-day business manager of the property. In addition to profits and losses under the joint venture, the day-to-day managerial partner typically receives a distribution of partnership profits consisting of 10% of the gross room revenues received from the operation of the hotel. The Company receives the additional 10% of the gross room revenues for the properties for which it serves as the managerial partner.


Franchise Agreements

                  The Company's Travelodge and Thriftlodge properties operate under franchise agreements with HFS as the owner of the Travelodge and Thriftlodge franchise systems. HFS acquired those franchise systems in connection with the Travelodge Acquisition.

                  The franchise agreements covering the Travelodge and Thriftlodge properties which are wholly-owned by the Company require monthly payment by the Company of a royalty fee of 4% of the property's gross room revenues plus a marketing fee also currently set at 4% of gross room revenues. The marketing fee may be changed from time to time by the franchisor. These franchise agreements have scheduled terms of twenty years but may be terminated by the Company prior to their scheduled expiration upon the payment of liquidated damages by the Company.

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                        5

                  In connection with the Travelodge Acquisition, the Company entered into a franchise agreement (the "Omnibus Franchise Agreement") with an affiliate of HFS as franchisor covering the Company's Travelodge and Thriftlodge properties which are owned by joint ventures. Under the Omnibus Franchise Agreement, the Company is required to pay to HFS annual franchise fees equal to 4% of gross room revenues for the hotel properties acquired by the Company plus 4% of gross room revenues for national marketing and reservation services provided by HFS. In addition, the Company is required to pay HFS a license fee equal to 4% of gross room revenues multiplied by the Company's percentage interest in each of the hotel properties owned by joint ventures in which the Company acquired an interest, plus an additional amount, generally equal to 4.5% of gross room revenues, for national marketing and reservation services provided by HFS. The Omnibus Franchise Agreement has a term of twenty years but may be terminated by the Company with respect to any particular joint venture prior to the scheduled expiration. Also, if any particular joint venture is terminated, then the franchisor may terminate the Omnibus Franchise Agreement with respect to that particular property. In either case, the Company is required to pay liquidated damages upon the early termination of the Omnibus Franchise Agreement with respect to any individual joint venture.

                  The amount of liquidated damages payable by the Company upon termination of the franchise agreements covering any property equals five times the amount of the royalty fees payable in respect of that property during the twelve months most recently preceding the termination if the termination occurs before the end of the fourth year of the franchise agreement. If the termination occurs thereafter, the amount of liquidated damages scales down annually, reaching two times the amount of the royalty fees payable in respect of that property during the twelve months most recently preceding the termination if the termination occurs after the sixth year of the franchise agreement.


                  The Company's franchise agreements authorize the operation of a hotel under the "Travelodge" or "Thriftlodge" name at the specific location where the hotel is located and require that the hotel be operated in accordance with standards specified by the franchisor. The franchise agreements grant the franchisor a right of first refusal, exercisable for thirty days, if the Company proposes to sell, lease or sublease the franchised hotel and require the franchisor's consent to the transfer of the franchised hotel or of any interest in the subsidiary or joint venture which is a direct party to the franchise agreement.

                  The franchise agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards of the franchisor.

                  The loss of a license for a hotel would, in most instances, result in the renaming of the hotel, which might cause a loss of established customer good will and reduced revenues. The Company believes that the loss of a license for any individual hotel would not have a material adverse effect on the Company's financial condition and results of operations. The Company believes it will be able to renew its current licenses or obtain replacements of a comparable quality.


                  The Company's franchise agreements do not contain any territorial protection and, therefore, do not prohibit the franchisor from franchising competing properties in close proximity to the Company's property.

Fisherman's Wharf Retail Arcade

                  In connection with the Travelodge Acquisition, the Company also acquired a retail arcade that adjoins its 250 room Travelodge hotel located at Fisherman's Wharf, San Francisco. The retail arcade overlooks the San Francisco Bay and consists of approximately 20,000 square feet of ground floor frontage located on San Francisco's Jefferson Street. Currently, the arcade is fully-leased to 17 shops and restaurants. The Company occupies the premises under a 74-year master land lease expiring in February 2035 with an annual rent fixed until termination at $80,000. In 1995, the arcade generated approximately $2.0 million in net operating income.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                        6

Management Staff

                  Each of the Company's hotels has its own on-site management and staff. On-site employees are supervised by regional managers and the Company's senior management. The Company also has centralized corporate departments which support the on-site management in the following areas: accounting and finance, payroll, data processing and management information services, interior design, purchasing, hotel operations, human resources, recruiting and training, legal, advertising, insurance and telecommunications.

Marketing

                  The Company does not market its hotel properties on a company-wide level. Instead, it relies on HFS as the franchisor of the Travelodge chain to market the Travelodge and Thriftlodge names. The Company's hotels generally advertise in their local markets and some of the Company's hotels employ small marketing staffs to carry on their local advertising and marketing programs.

Competition

                  The Company's hotels compete with numerous other hotels, motels and other lodging establishments in their market areas. Chains such as Days Inn and Howard Johnson, both of which are franchised by HFS, Comfort Inns, Fairfield Inns, Hampton Inns, La Quinta and Red Roof Inns are direct competitors of the Company's hotels. There is no single competitor or group of competitors of the Company's hotels that is dominant in the lodging industry. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, degree of service and convenience of locations.


                  Demographic, economic and geographic changes in any of the Company's markets could impact the convenience or desirability of the sites of certain hotels in that market, which would adversely affect the operations of the Company's hotels in that market. There can be no assurance that new or existing competitors will not significantly lower rates or offer greater convenience, services or amenities or significantly expand or improve facilities in a market in which the Company's hotels compete, thereby adversely affecting the Company's operations. Competition may generally reduce the number of suitable hotel acquisition opportunities offered to the Company and increase the bargaining power of property owners seeking to sell, which could adversely affect the Company's financial performance.


Seasonality

                  Room occupancy rates at the Company's hotels are affected by normally recurring seasonal patterns and, in most locations, are higher in the late spring through early fall months than during the balance of the year, with the lowest occupancy rates occurring in the first quarter of the year.

Regulation


                  Some of the Company's hotels are subject to state and local regulations with respect to the sale of alcoholic beverages, and the Company must maintain various alcoholic beverage licenses and permits. All of those licenses and permits must be periodically renewed and may be revoked or suspended for cause at any time. Loss of some of those licenses could have a material adverse effect on the Company's financial condition and results of operations. The Company is not aware of any reason why it should not be in a position to maintain these licenses and permits. The Company is also subject to dramshop statutes or equivalent common law in some jurisdictions which give an injured person the right to recover damages from any establishment which wrongfully served alcoholic beverages to an intoxicated person who causes the injury. The Company believes that its insurance coverage with respect to any such liquor liability is adequate. The Company has hotels that are subject to alcohol sales regulations and/or dramshop statutes in Canada and the following states:
California, Florida, New Jersey, New York, Pennsylvania and Texas.


Environmental Matters

                  The Company's hotels are subject to environmental regulations under Federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                                         7
designated hazardous or toxic substances affecting the property. In addition, the owner or operator may be held liable to a government entity or to third parties for damages or costs incurred by such parties in connection with such contamination. Based upon a review of the environmental assessments of the Acquired Forte Properties that were prepared in connection with the Travelodge Acquisition, the Company does not believe that it is subject to any material environmental liability with respect to its lodging business.


Proposed Canadian Acquisition


                  On March 12, 1996, the Company reached an agreement in principle with Capital Properties Limited Partnership ("CPLP") to acquire from CPLP 20 hotels and a one-half interest in an additional hotel, all of which are located throughout Canada. These hotels operate under the Travelodge brand. The Company intends to accomplish this acquisition by paying approximately C$92 million in order to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes) and by assuming the liability for identified trade payables and property specific bank debt, aggregating approximately another C$12 million. In addition, the Company will be obligated to make certain contingent payments to CPLP's constituent partners following a preferred return to the Company. Of the C$104 million payment, approximately half is expected to be financed with proceeds from the proposed stock sale to Chartwell and FSNL and half by bank borrowings. The closing of the transaction is subject to financing, formal approval by the Company's Board of Directors and approval by the limited partners of CPLP.


Gaming Business Strategy

                  The Company intends to focus primarily on pursuing investments in the lodging industry. However, because the Company was previously engaged in the business of acquiring investments in the gaming industry, the Company continues to hold several investments in various casino gaming facilities. The Company does not intend to make any further investments in the gaming industry.

Summary of Casino Development Ventures


                  Boomtown Biloxi. In 1994, the Company acquired a barge and certain improvements comprising a casino building located in Biloxi, Mississippi for approximately $8.5 million, and leased the barge and improvements back to Boomtown, Inc. ("Boomtown"), a Reno, Nevada-based operator of four casinos, for a term of 25 years. Lease payments are approximately 20% of the Biloxi facility's EBITDA (defined generally as earnings from the operations after all expenses, other than income taxes, interest expense, lease costs, other than rent payable under that lease, or depreciation and amortization) net of marketing fees paid to HFS approximating four percent of the Biloxi facility's net gaming revenue.

                  On November 6, 1995, the Company and HFS entered into agreements with Boomtown to reduce the Company's profit participation in the Biloxi facility by 25% and to reduce the marketing fee payable to HFS for services provided to the facility by 25%. In return, the Company and HFS received $1.8 million and $0.6 million, respectively, reducing the Company's investment by $1.8 million. Furthermore, the Company recorded a $2.4 million expense in the third quarter of 1995, representing a write-down of its Boomtown investment to its estimated net realizable value. The Company's remaining investment approximates $4.8 million at December 31, 1995.


                  The Boomtown Biloxi casino is located on a site on the back bay of Biloxi. The site is four- tenths of a mile from Interstate I-110, which connects the Biloxi resort area to Interstate I-10, and one mile from the Gulf beach area. The casino floats on a 400 foot barge which extends into the back bay. The casino commenced operations on July 18, 1994 and has approximately 1,000 slot machines and 50 table games.


                  Terminated Boomtown Merger. In April 1995, the Company and Boomtown terminated a proposed agreement and plan of merger and reorganization pursuant to which the Company would have been merged into Boomtown, with stockholders of the Company receiving shares of Boomtown common stock. For the six months ended June 30, 1995, the Company expensed approximately $1.4 million of professional fees and other expenses incurred, primarily in the first quarter of 1995, in connection with the proposed merger.



C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                        8

                  Rainbow. In 1993, the Company entered into an agreement with Rainbow Casino Corporation ("Rainbow") to finance a dockside casino located in Vicksburg, Mississippi. Pursuant to that agreement, the Company has loaned approximately $10 million to Rainbow for the licensing, construction and start-up costs associated with the casino, which commenced operation in July, 1994. The loan bears interest at the stated annual interest rate of 7.5% and is to be repaid in monthly installments of approximately $153,000 including interest through August 2001. The loan is secured by a first mortgage on existing real and tangible personal property excluding certain equipment. At the inception of the loan, the Company imputed a 10% interest rate on the loan and recorded a $0.8 million loan discount.

                  In March 1995, the Company agreed to loan up to an additional $2.0 million to the partnership that owns the Rainbow Casino in Vicksburg, Mississippi. The proceeds of that loan, together with additional capital to be contributed by the general partner of such partnership, are being used to finance certain improvements to the casino project, the completion of related facilities and to provide additional working capital. The loan is unsecured, bears interest at 10% per annum and will be repaid in equal monthly installments of principal and interest over its seven year term. The outstanding balance for this additional loan at December 31, 1995 was approximately $1.2 million.


                  The Rainbow casino contains approximately 574 slot machines and 28 gaming tables. On an 80 acre tract along the Mississippi River adjacent to the casino, a Days Inn hotel is operated by Amerihost Properties, Inc. and a family entertainment center, developed and operated by a wholly owned subsidiary of Six Flags Theme Parks, Inc., opened for business on May 1, 1995.

                  As an inducement to Chartwell Leisure Associates L.P. ("Chartwell Leisure"), an affiliate of Chartwell, to provide the financing for the family entertainment center, the Company has agreed to pay Chartwell Leisure a percentage of the principal and interest payments collected on the initial $10 million loan to Rainbow, with Chartwell Leisure's share ranging from 14% to 27% of such payouts adjusted annually in accordance with a schedule to the agreement. HFS has agreed to share marketing fees from Rainbow with Chartwell Leisure based on the same scheduled percentages. Chartwell Leisure has agreed to share with HFS 50% of the net cash flow payable to Chartwell Leisure in respect of the family entertainment center, and HFS has agreed to share such amounts pro rata with the Company based on the relative amounts paid by HFS and the Company, respectively, to Chartwell Leisure each year.

                  Pittsburgh and Erie, Pennsylvania/URA Loan. The Company has agreed in principle with its partners to dissolve its joint ventures which were established to develop casino gaming facilities in Pittsburgh and Erie, Pennsylvania. Upon dissolution, the Company's contingent obligation to acquire land and to develop and finance the construction of the respective gaming facilities will be terminated. In connection with the joint venture to develop a gaming facility in Pittsburgh, the Company loaned the Urban Redevelopment Authority of Pittsburgh, Pennsylvania ("URA") approximately $9.5 million in September 1994. In September 1995, the URA exercised its option to extend the maturity of its loan due the Company to September 30, 1996. As a result of the Pennsylvania legislature's failure to propose a voter referendum to approve casino gaming facilities in that state, the Company notified the URA that it will not exercise its option to purchase a portion of the site which is the collateral for that loan, thus requiring the URA to pay interest currently at 4% per annum on a monthly basis. Accordingly, the Company expects to seek collection of the loan in September 1996. The outstanding balance of the URA loan at December 31, 1995 was approximately $9.5 million. In January 1996, the Company received $3.8 million of principal and accrued interest on the loan.

                  Prescott, Arizona and St. Joseph, Missouri. In December 1994, the Company acquired a 19.9% limited partnership interest in Prescott Convention Center Limited Partnership ("Prescott") for $4.5 million (subject to increase to a maximum of $7.5 million if the net cash flow from Prescott's first year of full gaming operations, which began on October 1, 1995, exceeds certain levels and an affiliate of the general partner of Prescott grants the Company an option to purchase a 13.5% equity interest in a riverboat casino located in St. Joseph, Missouri for approximately $6 million). Prescott owns and operates a hotel and convention center in Prescott, Arizona, which includes a casino facility that is leased to and operated by a Native American tribe in exchange for 20% of the casino's operating profit. The Prescott casino contains approximately 300 slot machines. The St. Joseph riverboat casino contains approximately 350 video poker machines and 24 gaming tables. If the St. Joseph option is not granted to the Company before any increase in the purchase price of its limited partnership interest in Prescott becomes due, then the potential increase in the


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                        9
purchase price for such interest would no longer be effective, regardless of the first year's net cash flow. With respect to Prescott, an affiliate of HFS was paid a pre-opening marketing services fee of $500,000 and will be paid an annual marketing services fee of $500,000. Distributions in respect of the Company's 19.9% limited partnership interest in Prescott will be reduced by the $500,000 in annual marketing services fees paid to the affiliate of HFS.

                  Odyssey. Pursuant to agreements entered into in 1993, the Company acquired non-voting preferred stock convertible into common stock representing a 20% equity interest in Odyssey Gaming Corporation ("Odyssey") for approximately $3.8 million plus an additional $1.5 million contingent upon the occurrence of certain events which have not yet occurred and are, in the opinion of management of the Company, unlikely to occur. The Company has also committed, under certain circumstances, to make secured project financing loans of up to an aggregate of $10 million to be used in connection with the development of Native American casino gaming facilities to be managed by Odyssey. Such circumstances are, in the opinion of management of the Company, unlikely to occur and include, among others, execution of agreements between Odyssey and certain Native American tribes relating to the development and management of certain gaming facilities and the approval of such agreements by the Chairman of the National Indian Gaming Commission, entering into a fixed price and bonded contract for the construction of such gaming facilities, receipt of all other applicable regulatory approvals and receipt of an opinion of counsel that Class II gaming (e.g., bingo, pulltabs, punchboards and card games that are not played against the house) can lawfully be conducted at such gaming facilities under the management of Odyssey. Pursuant to a marketing services agreement retained by HFS as part of its casino marketing business, HFS is entitled to receive a marketing fee equal to 50% of any management fees to be paid to Odyssey under its casino management contracts for projects financed by the Company. Presently, Odyssey's principal assets are a five percent profits interest in a proposed casino to be developed by the Wampanoag Tribe of Gay Head in New Bedford, Massachusetts and a loan receivable from the Swinomish Indian Tribal Community of La Conner, Washington.

                  Termination of Other Gaming Projects in 1995. In June 1995, the State of Indiana determined not to award a gaming license to Century Casinos, Inc. ("Century") for its proposed casino gaming operation in Switzerland County, Indiana. Based on this decision, the Company determined that its investment in Century common stock and a proposed joint venture with Century were permanently impaired and recorded a $1.0 million loss in the second quarter of 1995.


                  On July 18, 1995, the Illinois Gaming Board determined not to approve the Company's proposed acquisition of Par-A-Dice Gaming Corporation ("Par-A-Dice"), an operator of a riverboat casino in East Peoria, Illinois. The Company expensed $1.9 million of costs associated with the proposed Par-A-Dice acquisition, including professional fees and deferred loan costs, primarily in the second quarter of 1995.

Competition

                  The casino gaming industry is highly competitive and includes traditional Las Vegas and Atlantic City style land-based casinos, riverboat and dockside casinos, Native American casinos, state sponsored video lottery terminals, parimutuel betting (horse racing, harness racing, dog racing and jai-alai), sports bookmaking and card rooms. Although the Company's gaming investments include primarily riverboat, dockside and Native American gaming, the Company's gaming ventures must compete with all forms of gaming (including any new forms of gaming that may be legalized in the future) and with all other forms of non-gaming related entertainment.

Gaming Regulation


                  The Company is subject to regulation by each state in which it holds investments which conduct activities in the gaming business, and to a certain extent under Federal law. In jurisdictions where gaming has recently been legalized, gaming cannot begin until a licensing and regulatory framework is promulgated and regulatory commissions are appointed, staffed and funded. The regulatory framework adopted by any jurisdiction may impose restrictions or costs that would materially impact the profitability of gaming operations in that jurisdiction. Generally, the Company is required to obtain a gaming license for each location where it will conduct gaming operations, and each of the Company's officers, directors, managers and principal


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       10
shareholders are subject to strict scrutiny and approval by the gaming commission or other regulatory body of each state or jurisdiction in which the Company may conduct gaming operations.

                  Certain gaming authorities may investigate and make findings with respect to the suitability or qualifications of securityholders of the Company to continue to hold interests in the Company in light of such authorities' policies with respect to the regulation of gaming businesses. Because of the imposition of such qualifications by the various regulatory authorities, the Company's Certificate of Incorporation contains provisions that
(i) make the right of securityholders who are required to be qualified by relevant gaming authorities to vote capital stock held by them dependent upon their prompt qualification by the relevant gaming authorities (or the prompt receipt of a waiver of such qualification), (ii) prevent securityholders found to be disqualified under applicable gaming laws and regulations from voting any shares of capital stock beneficially owned by them, (iii) provide for the divestiture, at the Company's option, of any publicly traded securities held by any person required to be qualified who has not been qualified (or obtained a waiver of such qualification) or any person found to be disqualified and (iv) provide for the redemption, at the Company's option, of any securities of the Company held by any person found to be disqualified. The purpose of these provisions is to provide a procedure permitting the Company to either (x) require any person required to be qualified who has not been qualified (or obtained a waiver of such qualification) or any person found unsuitable or disqualified to hold securities of the Company to dispose of such securities or
(y) to redeem securities of the Company held by any such person.

                  Because the Company now holds only a limited number of gaming related assets, and the Company has decided to pursue investments in the lodging industry rather than the gaming industry, the Company believes that the imposition of gaming regulations by the various regulatory authorities will have less impact on the Company's operations than such regulations did in the past when the Company invested primarily in the gaming industry.

Environmental Matters

                  The properties owned in connection with the Company's gaming business are subject to environmental regulations under Federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances affecting the property. In addition, the owner or operator may be held liable to a government entity or to third parties for damages or costs incurred by such third parties in connection with such contamination. The Company does not believe that it is subject to any material environmental liability.

Employees


                  The Company employed approximately 1,075 persons on April 1, 1996. Management considers its employee relations to be satisfactory.


Proposed Issuance to Chartwell and FSNL


                  In connection with the Company's new strategic direction, in December 1995, the Company sold 904,930 newly issued shares of Common Stock to Chartwell, resulting in Chartwell owning approximately 16.6% of the Company's outstanding Common Stock. In February 1996, the Company agreed to sell to Chartwell and FSNL an additional 4 million newly-issued shares of Common Stock for an aggregate purchase price of $57 million, or of $14.25 per share (the "Proposed Chartwell/FSNL Investment").


                  The partners in Chartwell are primarily members of the Fisher family and a trust for the benefit of Gordon P. Getty and members of his family. Richard Fisher, the Company's chief executive officer and a director of the Company, Martin L. Edelman, the Company's president and a director of the Company, and Marc E. Leland, a director of the Company, are each beneficial owners in Chartwell. The majority beneficial owner of FSNL is a trust for the benefit of Charles deGunzburg and members of his family.


                  If the sale of the Proposed Chartwell/FSNL Investment is consummated, Chartwell and FSNL will own approximately 52% of the outstanding Common Stock. Consummation of the Proposed


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       11

Chartwell/FSNL Investment is subject, among other conditions, to stockholder approval at the Company's annual meeting of stockholders scheduled for the middle of 1996.


Risk Factors

Expansion Risks

                  The Company's strategy includes increasing the number of its hotels through the acquisition of existing hotels and development of new hotels.

                  The Company's ability to expand depends on a number of factors, including the selection and availability of suitable locations at acceptable prices, the hiring and training of sufficiently skilled management and personnel and the availability of financing. There can be no assurance that financing, or desirable locations for acquisitions or new development, will be available, or, if available, will be on terms acceptable to the Company.

                  Expansion by acquisition of hotels entails risks that investments will fail to perform in accordance with expectations and that the anticipated costs of renovation or conversion will prove inaccurate, as well as general investment risks associated with any new real estate investment. In connection with acquired properties, the Company will incur additional costs relating to renovation and pre-opening activities and operating expenses, which could adversely affect the Company's financial performance. Newly opened hotels generally begin with lower occupancy and room rates and improve over time.

                  Expansion by development of hotels is subject to a number of risks including site acquisition cost and availability, risks of construction delay or cost overruns, risks that properties will not achieve anticipated occupancy levels or sustain expected room rate levels and commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations, which in each case could adversely affect the Company's financial performance.

                  There can be no assurance that the Company's expansion plans will be completed successfully. The Company's inability to successfully implement its expansion plans would limit the Company's ability to grow its revenue base.

Lodging Industry Risks

                  The lodging industry, in general, may be adversely affected by such factors as changes in national and regional economic conditions (particularly in geographic areas in which the Company has a high concentration of hotels), changes in local market conditions, oversupply of hotel space or a reduction in local demand for rooms and related services, competition in the hotel industry, changes in interest rates, the availability of financing and other factors relating to the operation of economy hotels.

                  Operating factors affecting the Company and the lodging industry generally include (i) competition from other hotels, motels and recreational properties, (ii) demographic changes, (iii) the recurring need for renovations, refurbishment and improvements of hotels and increased expenses related to inn security, (iv) restrictive changes in zoning and similar land use laws and regulations, or in health, safety, disability and environmental laws, rules and regulations, (v) changes in government regulations that influence or determine wages, prices or construction costs, (vi) changes in the characteristics of hotel locations, (vii) the inability to secure property and liability insurance to fully protect against all losses or to obtain such insurance at reasonable costs, (viii) changes in real estate tax rates and other operating costs, (ix) changes or cancellations in local tourist, athletic or cultural events, (x) changes in travel patterns which may be affected by increases in transportation costs or gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways, (xi) increases in operating expenses and litigation as a result of on-premise assaults of guests by third parties, and (xii) changes in brand identity and reputation. Unexpected or adverse changes in any of the foregoing factors could have a material adverse effect on the Company's business, assets, financial condition or results of operations.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       12

                  Substantially all of the Company's hotels are operated under the Travelodge or Thriftlodge brand names pursuant to franchise agreements with HFS. The Company expects that substantially all of the hotels that it acquires or develops in the future will be operated under hotel brands franchised by HFS or other third parties. While the Company believes that franchise arrangements offer the Company competitive advantages over non-franchised lodging properties, the value of a brand name under which the Company's hotels operate and, as a result, the Company's business as a whole, could be adversely affected by a number of factors relating to the franchisor of that brand over which the Company has no control. These risks include the general reputation of the brand and the success of the franchisor's marketing efforts.

Cyclicality

                  The hotel industry is subject to periods of cyclical growth and downturn. In the past, the hotel industry has experienced cyclical downturns resulting from, among other things, over-building in the industry and sluggish general economic conditions in the United States. There can be no assurance that downturns or prolonged adverse conditions in the hotel industry, in real estate or capital markets or in national or local economics will not have a material adverse impact on the Company. In addition, the Company's ownership of real property is substantial. Real estate values are sensitive to changes in local market and economic conditions and to fluctuations in the economy as a whole. A decrease in the value of the Company's real estate could have an adverse effect on the Company's financial position.

Relationship with HFS


                  In addition to the Company's relationship with HFS as the franchisor of the Travelodge and Thriftlodge brand names under which substantially all of the Company's hotels operate, the Company's principal credit facility is guaranteed by HFS. The amount and availability of that credit facility could be adversely affected by adverse changes in the financial condition of HFS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Facilities."


ITEM 2.           Properties


                  The executive offices of the Company are located at 605 Third Avenue, New York, New York and are occupied pursuant to a lease (the "New York Lease") entered into in March 1996 with an affiliate of Chartwell and an unaffiliated third party, as landlords. Under the New York Lease, the Company has leased approximately 18,700 square feet of space for a period of ten years. The Company is obligated to pay approximately $542,000 per year for each of the first five years, and approximately $600,000 per year for each of the last five years, of the term of the New York Lease for the use of the office space.

                  The Company also leases office space located at 1973 Friendship Drive, El Cajon, California, a suburb of San Diego, pursuant to a lease (the "El Cajon Lease") entered into in November 1991 with an unaffiliated third party, as landlord. Prior to January 1996, the office space served as the headquarters of Forte Hotels and as its reservation center. Under the El Cajon Lease, the Company is obligated to pay approximately $327,000 per year over a term of ten years for the use of the office space. In the seventh year of the term of the El Cajon Lease, the Company has an option to purchase at fair market value its landlord's interest, which is that of a sublessor. The Company subleases approximately half of the office space to HFS, which continues to operate the Travelodge reservation system from that space. Rental costs charged to HFS for the space used by it are allocated based upon the percentage of space occupied and the related overhead expenses associated with that percentage.

                  See Item 1 under the caption "Business--Lodging Business" for a description of the Company's ownership in various hotel properties and retail space.



ITEM 3.           Legal Proceedings

                  The Company is not party to any litigation which it believes will have a material impact on the financial condition of the Company.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       13

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       14

                                     PART II

ITEM 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

                  The Company's common stock, par value $.01 per share ("Common Stock"), commenced trading on the Nasdaq National Market on November 14, 1994 under the symbol "NAGC" and, since January 1996, has traded under the symbol "NALC". The following table sets forth the range of high and low sale prices per share of Common Stock, as reported on the Nasdaq National Market for the period November 14, 1994 through December 31, 1995.



Year 1994                                            High            Low

    Fourth Quarter (commencing November 14, 1994)....$191/8         $9 1/2

Year 1995

    First Quarter....................................$14 1/4        $8 1/4
    Second Quarter...................................$11            $8
    Third Quarter....................................$10 1/2        $71/8
    Fourth Quarter...................................$12 1/2        $8 1/2



                  On May 6, 1996, the last reported sale price per share of Common Stock was $14.25. As of May 6, 1996, there were approximately 135 holders of record of Common Stock.


                  The Company has never paid any dividends on the Common Stock. The Company expects to retain its earnings for the development and expansion of its business and the repayment of indebtedness and does not anticipate paying dividends on the Common Stock in the foreseeable future. Any future dividend policy will be determined by the Company's Board of Directors, and the payment of any dividend in the future will be based upon conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as such economic and other factors as the Board may deem relevant at the time. The Company's credit facility with Chemical Bank and Bankers Trust Company prohibits the payment of dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Facilities".


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       15

ITEM 6.           Selected Financial Data

         The following is a summary of selected historical financial data for the Company and its subsidiaries. The data for the years ended December 31, 1995 and 1994 and the period August 1, 1993 (inception) to December 31, 1993, have been derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company included in Item 8 of this Report. All amounts are in thousands, except per share amounts.


                                                                                                         Period from
                                                                                                        August 1, 1993
                                                                                                         (Inception)
                                                            Year Ended            Year Ended                  to
                                                           December 31,          December 31,            December 31,
                                                               1995                  1994                    1993

OPERATING DATA
- ----------------------------------------------------------------------------------------------------------------------------

Total revenue                                                     $4,012               $ 2,391                   $  128

Total expenses                                                    21,485                 5,495                      581

Loss before income tax provision (benefit)                       (17,473)               (3,104)                    (453)

Net loss                                                         (18,182)               (1,831)                    (267)

Net loss per share                                                 (3.57)                (0.37)                   (0.05)


BALANCE SHEET DATA
- ----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                        $51,470              $ 44,233                     $ --

Investments                                                       16,700                20,092                    5,360

Loans receivable                                                   7,166                15,375                    6,518

Total assets                                                      87,074                98,895                   12,238

Stockholders' equity                                              86,522                96,979                   12,041


There were no dividends declared during the periods presented above.

On November 22, 1994, HFS distributed to its stockholders one share of Common Stock for every ten shares of HFS common stock held of record on November 14, 1994 (the record date for the Distribution). Prior to November 22, 1994, the Company's operations were conducted by HFS and its subsidiaries.

The following presents the unaudited pro forma consolidated results of operations for the year ended December 31, 1995 as if the Travelodge Acquisition and related financing occurred on January 1, 1995:



                                                     (In Thousands Except
                                                      per Share Amounts)
                                                           (Unaudited)


         Revenues                                             $ 69,141
         Net Loss                                              (21,023)
         Net Loss per share                                      (4.12)



C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       16

The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. See "Business--Lodging Business--Proposed Canadian Acquisition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Lodging Acquisition."


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL OVERVIEW

                  The Company became an independent public entity on November 22, 1994, when HFS distributed all of its wholly-owned common stock of the Company to HFS stockholders. The Company engaged in the development of prospective casino gaming facilities until the third quarter of 1995, when the Company announced a decision by its Board of Directors to curtail future gaming investments and focus on investments and acquisitions in non-gaming industries. In December 1995, the Company's Board of Directors decided that the Company should pursue a new strategic direction with a focus on becoming a hotel and motel owner and operator.


                  On January 23, 1996, the Company entered the lodging industry with its acquisition of Forte Hotels, which owned or had significant joint venture interests in 115 hotels, for approximately $98 million, net of work capital adjustments and including expenses. The Company has agreed to sell to Chartwell Leisure Associates L.P. II ("Chartwell") and FSNL LLC ("FSNL") a majority interest in the Company.


RESULTS OF OPERATION - FINANCIAL DATA

Pro Forma

                  The pro forma financial data includes the operations of Forte Hotels, Inc. ("Forte Hotels") as if the acquisition occurred on January 1, 1995, giving effect to depreciation and amortization associated with acquired hotel properties, financing costs associated with the acquisition and related income tax effects. Pro forma results of operations also include revenues and expenses associated with the Company's gaming business which do not reflect net savings which may be achieved as a result of the curtailment of future gaming operations. Further, the pro forma financial data does not include potential additional cost savings or revenue enhancements that management believes may be realized following the acquisition of Forte Hotels.

1995 Versus 1994

                  The Company's operations from August 1, 1993 (date of inception) through November 1995 consisted of the pursuit of gaming development opportunities. Accordingly, the Company's operating results for 1995 and 1994 consist of modest investment revenue. In 1995, the Company's total revenue of $4.0 million consisted entirely of interest income compared to $2.4 million of total revenue in 1994, which consisted of $1.4 million of interest income and a $1.0 million gain on the sale of Capital Gaming International, Inc. ("Capital") common stock.


                  Development expenses for the year ended December 31, 1995 totaling $15.5 million primarily consist of expenses associated with terminated investments and transactions, compared to $2.4 million of development expenses associated with the pursuit of equity and development investments in unsuccessful gaming opportunities in 1994. In 1995, due to the failure of the Pennsylvania legislature to adopt legislation contemplating a referendum on authorization of gaming in the state, the Company agreed in principle with its partners to dissolve its joint ventures to develop casino gaming facilities in Pittsburgh and Erie, Pennsylvania. As a result, the Company recorded $6.7 million of losses in 1995, primarily in the third quarter, representing a write-off of its Pittsburgh and Erie joint venture interests. In 1995, the Company also recognized approximately $2.4 million of write-downs of its investment in Boomtown, Inc.'s ("Boomtown") Biloxi, Mississippi casino to the investment's estimated net realizable value. In the second quarter of 1995, the Company recognized a $1.9 million expense for professional and loan commitment fees associated with the termination of its proposed acquisition of all of the outstanding common stock of Par-A-Dice Gaming Corporation ("Par-A-Dice") following


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       17
the Illinois Gaming Board's determination not to approve the Company's acquisition of Par-A-Dice. The Company also recorded a $1.0 million loss for the permanent impairment of its investment in Century Casinos, Inc. ("Century") common stock and investment in a proposed joint venture with Century following the unfavorable decision of the State of Indiana in June 1995 towards Century's proposed casino in Switzerland County, Indiana. The Company recognized approximately $1.4 million of professional fee expenses, primarily in the first quarter of 1995, incurred in connection with the Company's proposed merger with Boomtown which was terminated in April 1995. Management believes, based upon available evidence, that gaming related assets at December 31, 1995 are stated at the lower of cost or estimated net realizable value; however, the continued uncertainty surrounding the ability of these assets to generate positive cash flow necessarily results in the potential for future write-downs to present these assets at their estimated net realizable value in subsequent periods.


                  Included in general and administrative expenses-related party ("Related Party G&A) 1995 are approximately $3.2 million of fees paid to HFS in consideration for providing both corporate services and up to $75 million of available credit and/or guarantees on behalf of the Company (see "Liquidity and Capital Resources"). Related Party G&A totaling $339,000 in 1994 consisted of similar charges for only a 1 1/2 month period following the Distribution. General and administrative expenses (G&A) for 1995 of $2.8 million approximated 1994 expenses. The Company also expensed the net deferred tax assets previously recorded at December 31, 1994 which were expected to be realized from income generated from Par-A-Dice operations, following the Illinois Gaming Board's determination not to approve the Company's acquisition of Par-A-Dice.

1994 Versus 1993

                  The Company commenced operations in August 1993 and recognized $128,000 of interest income, $581,000 of total expenses allocated to the Company by HFS for corporate services and $186,000 of tax benefits contributed to the HFS consolidated income tax return during 1993. Company gaming development activities expanded in 1994 and total revenue, expenses and tax benefits contributed to HFS consolidated income tax return increased accordingly. The Company generated a $1.8 million net loss on $2.4 million of investment revenue and $5.5 million of total expenses.

LIQUIDITY AND CAPITAL RESOURCES

Lodging Acquisition


                  On January 23, 1996, the Company acquired the outstanding common stock of Forte Hotels for approximately $98 million, net of working capital adjustments and including expenses (the "Travelodge Acquisition"). In a related transaction prior to consummation of the Travelodge Acquisition, HFS and Motels of America, Inc. acquired from Forte Hotels the Travelodge franchise system and 19 motel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of Forte Hotels acquired by the Company consisted of fee and leasehold interests in 18 wholly owned hotels (of which one was subsequently disposed) and joint venture interests in 97 additional hotel properties. The Company financed $60 million of the purchase price of the Travelodge Acquisition with proceeds from the Company's credit facility with Chemical Bank and Bankers Trust Company and $38 million with existing cash. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Facilities." HFS provided advisory services in connection with the acquisition for which the Company paid a $1,968,000 fee. The Company had approximately $50 million available for borrowing under that credit facility immediately following the acquisition of Forte Hotels.


                  Concurrently with the acquisition of Forte Hotels, the Company and HFS terminated or modified certain agreements entered into in connection with the 1994 distribution of the shares of the Company's Common Stock to HFS stockholders. These agreements provided for HFS to provide casino marketing, corporate and advisory services to the Company in consideration for fees. The Company and HFS terminated the marketing and advisory services agreement concurrently with the Forte Hotels acquisition.


                  The financing agreement was modified such that HFS is to provide up to $75 million of credit enhancements to the Company's non-gaming industry financings for a fee of 2% per annum. The corporate services agreement was modified such that in exchange for payment of a fee of $1.5 million per year HFS is to


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       18
provide advisory services through January 2019 in connection with business acquisitions, financings and other transactions by the Company and, through September 30, 1996, certain corporate and accounting services.


                  On January 23, 1996, the Company issued a $15.0 million standby letter of credit in favor of Bank of America National Trust and Savings Association to secure borrowings under Forte Hotel's loan agreement with that bank.

                  The Company is also obligated under note obligations principally to banks and other lenders approximating $3.1 million at December 31, 1995. Interest rates on such indebtedness range from 6% to 12% and require future aggregate principal payments approximating $3.1 million for the five years following 1995, including $891,000 in 1996.

                  On January 24, 1996, the Company entered into an agreement in principle with Chartwell and FSNL to sell approximately 4 million newly issued shares of unregistered Company stock for $57 million. Upon shareholder approval and completion of such sale, Chartwell and FSNL will own approximately 52% of the outstanding stock of the Company. See "Business--Proposed Issuance to Chartwell and FSNL".


                  The Company intends to accomplish its proposed Canadian acquisition (see "Business--Lodging Business--Proposed Canadian Acquisition") by paying approximately C$92 million in order to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes) and by assuming the liability for identified trade payables and property specific bank debt, aggregating approximately another C$12 million. In addition, the Company will be obligated to make certain contingent payments to CPLP's constituent partners following a preferred return to the Company. Of the C$92 million payment, approximately half is expected to be financed with proceeds from the proposed stock sale to Chartwell and FSNL and half by bank borrowings.

                  The Company intends to launch a capital improvement program to increase room and occupancy rates at the Company's hotels. As part of this program, the Company expects to upgrade the interior and exterior of all properties that do not meet corporate standards. For 1996, the Company has budgeted approximately $10 million for its capital improvements program. If the Company's proposed Canadian acquisition is consummated, the Company expects to increase its budget for capital improvements to those properties, but has not yet determined the amount of such increase or any other amounts to be budgeted for capital improvements in future years. The Company intends to finance this capital expenditure program with borrowings under the Credit Facility.


Gaming Business


                  The Company has agreed in principle with its partners to dissolve its joint ventures which were established to develop casino gaming facilities in Pittsburgh and Erie, Pennsylvania. Upon dissolution, the Company's contingent obligation to acquire land and to develop and finance the construction of the respective gaming facilities will be terminated. In connection with the joint venture to develop a gaming facility in Pittsburgh, the Company loaned the Urban Redevelopment Authority of Pittsburgh, Pennsylvania ("URA") approximately $9.5 million in September 1994. In September 1995, the URA exercised its option to extend the maturity of the loan by one year to September 30, 1996. As a result of the Pennsylvania legislature's failure to propose a voter referendum to approve casino gaming facilities in that state, the Company notified the URA that it will not exercise its option to purchase a portion of the site which is the collateral for that loan, thus requiring the URA to pay interest currently at 4% per annum on a monthly basis. The URA made a $3.8 million payment of principal and interest in January 1996. The Company will seek collection of the remaining $5.7 million balance of the URA loan in September 1996. In December 1995, the Company sold for $0.9 million two parcels of land in Erie, upon which a proposed casino was to be constructed.

                  In March 1995, the Company agreed to loan up to an additional $2.0 million to the partnership that owns the Rainbow Casino in Vicksburg, Mississippi. The proceeds of such loan, together with additional capital to be contributed by the general partner of such partnership, are being used to finance certain improvements to the casino project, the completion of related facilities and to provide additional working capital. The loan is unsecured, bears interest at 10% per annum and will be repaid in equal monthly installments of principal and interest over its seven year term. Cumulative advances were $1.2 million at


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       19

December 31, 1995. In 1994, the Company loaned Rainbow Casino Corporation ("Rainbow") $10 million to finance the licensing, construction and start-up costs associated with the Rainbow Casino, a dockside casino located in Vicksburg, Mississippi, which commenced operations on July 12, 1994. In 1994, the Company entered into an agreement with Chartwell Leisure Associates L.P., an affiliate of Chartwell ("Chartwell Leisure"), to induce Chartwell Leisure to finance a family entertainment center, which opened in May 1995. In connection with the agreement, the Company agreed to pay Chartwell Leisure, upon opening of the entertainment center, a percentage of principal and interest payments collected on the $10 million loan to Rainbow, ranging from 14% to 27% of such payouts adjusted annually in accordance with a schedule to the agreement. The Company commenced payments to Chartwell Leisure in July 1995 and made approximately $0.2 million of payments in 1995. HFS will also share marketing fees from the Rainbow Casino with Chartwell Leisure based on the same scheduled percentages. Chartwell Leisure has agreed to share 50% of the net cash flow payable to Chartwell Leisure with respect to the family entertainment center with HFS and HFS has agreed to share such amounts pro rata with the Company based on relative amounts paid by HFS and the Company, respectively, to Chartwell Leisure each year.


Credit Facilities

                  General. The Company is a party to a credit facility (the "Credit Facility"), dated as of January 23, 1996, among the Company, Chemical Bank, as Documentation Agent, Bankers Trust Company, as Administrative Agent, and the Banks from time to time parties thereto. The Credit Facility provides that the Company may borrow up to $125,000,000 under a revolving credit commitment, which may be utilized for the incurrence of revolving credit loans or the issuance of letters of credit. Revolving Loans under the Credit Facility may be borrowed as Base Rate Loans or Eurodollar Loans. HFS has guaranteed $75,000,000 of the Company's obligations under the Credit Facility.

                  Capitalized terms used in this section but not defined in herein are defined in the relevant agreement. Forms of each of the agreements described below have been filed with the Commission and are available as described under "Available Information."


                  Revolving Loans may be used by the Company to finance the Travelodge Acquisition, Permitted Hotel Acquisitions and for general corporate purposes, including to finance working capital needs. As of March 31, 1996, approximately $85,561,000 aggregate principal amount was outstanding under the Credit Facility, of which approximately $70,000,000 constituted Revolving Loans and approximately $15,561,000 constituted borrowings for letters of credit. On May 21, 1996, the Company repaid approximately $10,600,000 of the Revolving Loans, thereby reducing the aggregate principal amount outstanding under the Credit Facility as of that date to approximately $74,961,000. All outstanding borrowings under the Credit Facility mature on January 23, 2002.

                  Interest on the outstanding principal amount of each Base Rate Loan is payable at an annual rate equal to the highest of (A) the rate which is 1/2 of 1% in excess of the Adjusted Certificate of Deposit Rate, (B) 1/2 of 1% in excess of the Federal Funds Rate or (C) the Prime Lending Rate of Bankers Trust Company. Interest on the outstanding principal amount of each Eurodollar Loan is payable at an annual rate equal to the sum of the Applicable Margin (which is within a range of 0.40% to 0.75% based on the principal amount of Revolving Loans and letters of credit outstanding) plus the Eurodollar Rate. The Company is obligated to pay a commitment fee at an annual rate equal to 0.2% of the amount of the Unutilized Revolving Loan Commitment and an annual administration fee of $150,000. The Company is also obligated to pay a fee in respect of each outstanding letter of credit equal to the Applicable Margin on the stated amount of the letter of credit, plus an additional fee equal to the higher of $500 per year or an amount of 0.5% of the stated amount of the letter of credit.

                  The total revolving credit commitment amount will be reduced and, to the extent outstanding borrowings would exceed the resulting commitment amount, principal will be repaid, semi-annually on March 31 and December 31 each year, commencing March 31, 1997. The commitment reductions will be in the amount of $7,500,000 per year, except that the commitment will reduce by $50,000,000 to zero in 2002. The revolving credit commitment amount also will be reduced in the amounts specified in the Credit Facility and, to the extent outstanding borrowings would exceed the resulting commitment amount, principal will be repaid in such amounts, (i) in the event that the long-term senior unsecured debt credit rating of HFS shall have been reduced to a level equal to or below BBB- by S&P and/or is unrated by S&P (ii) from the proceeds of any


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       20
capital contribution or sale of equities by the Company or its Subsidiaries or Joint Ventures, (iii) from the proceeds of any incurrence of Indebtedness for Borrowed Money by the Company or its Subsidiaries or Joint Ventures, (iv) from the proceeds of any Asset Sale by the Company or its Subsidiaries or Joint Ventures or (v) in an amount equal to 50% of all Residual Excess Cash Flow in any fiscal year.


                  Covenants. The Credit Facility contains covenants restricting the Company and its Subsidiaries and Joint Ventures from: (i) creating, incurring or assuming any Liens; (ii) merging or consolidating or disposing of its assets, or acquiring assets from any other person; (iii) changing the nature of their respective businesses; (iv) incurring indebtedness other than existing indebtedness and indebtedness not to exceed $15,000,000 under the Company's credit facility with Bank of America; (v) paying dividends or making Restricted Payments; and (vi) modifying the agreements relating to the Company's indebtedness and preferred stock or its corporate charter documents. The Credit Facility prohibits the Company from paying dividends on its Common Stock.


                  In addition, the Credit Facility requires that the Company, in certain cases on a stand alone basis and in other cases on a consolidated basis with its subsidiaries and joint ventures, satisfy certain financial ratio coverage tests, including maintenance of net worth, minimum interest coverage, and minimum fixed charge and maximum leverage coverages. The Company's required minimum Adjusted Consolidated Borrower EBITDA (generally defined as net income of the Company and its subsidiaries before interest expense, taxes, depreciation and amortization to the extent each reduces net income) is $1,527,000 for the Company's fiscal quarter ended March 31, 1996 and increases each fiscal quarter thereafter until the fiscal quarter ended December 31, 2001 in which the Company's required minimum Adjusted Consolidated Borrower EBITDA is $13,943,000. The minimum required Consolidated Interest Coverage Ratio (generally defined as the ratio of Adjusted Consolidated Borrower EBITDA to the interest expense of the Company and its subsidiaries) at the quarterly fiscal periods ending on or prior to December 31, 1996 is 1.75:1.00, which ratio increases each year until it reaches 3.00:1.00 for quarterly fiscal periods ending after March 31, 2000. The maximum allowable Total Leverage Ratio (generally defined as the ratio of all indebtedness of the Company and its subsidiaries to Adjusted Consolidated Borrower EBITDA) for determination dates occurring on or prior to March 30, 1997 is 6.75:1.00, which ratio decreases each year until it reaches 4.00:1.00 for determination dates occurring after March 30, 2001.

                  The Credit Facility also requires that the Company and its subsidiaries, on a consolidated basis, satisfy a Consolidated Fixed Charge Coverage Ratio (generally defined as the ratio of Adjusted Consolidated Borrower EBITDA to the sum of all interest expense, taxes paid and capital expenditures of the Company and its subsidiaries) at the end of each fiscal quarter. The minimum required Consolidated Fixed Charge Coverage Ratio for all test periods to and including December 31, 1996 is 1.75:1.00, which ratio increases until it reaches 1.25:1.00 for the quarterly fiscal periods ending after September 30, 1997.

                  The Company is currently not in compliance with various covenants contained in the Credit Facility. The Company has requested a waiver of compliance with such covenants, and has been informed that the waiver has been approved by the Banks which are parties to the Credit Facility and that the Company will receive written confirmation shortly. The waiver requested by the Company will become effective as of March 31, 1996 for the financial covenants determined as of, or for the period ending on, that date. Pursuant to the Credit Facility, those covenants will be determined again as of, and for the period ending on, June 30, 1996. The Company intends to refinance its indebtedness under the Credit Facility, although no commitment has been received by the Company in respect of such a refinancing. There can be no assurance that the Company will be able to accomplish such a refinancing. If the Company is unable to refinance its indebtedness under the Credit Facility, the Company expects that it will continue to require waivers of the financial covenants in the Credit Facility in the future or will attempt to renegotiate those covenants.


                  Forte Hotels Loan Agreement. Forte Hotels has a loan agreement with Bank of America National Trust and Savings Association ("B of A") which was amended and restated in connection with the Travelodge Acquisition (the "Forte Loan Agreement"). The Forte Loan Agreement permits Forte Hotels and certain of the joint ventures through which it owns hotels to make revolving credit borrowings in an aggregate amount of up to $10 million and provides for an uncommitted credit facility, which is available at the sole discretion of B of A, in an aggregate amount of up to $5 million. Borrowings under the Forte Loan Agreement may be made until December 31, 1996. Revolving credit borrowings under the Forte Loan Agreement may be

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       21
made, at the option of the Company, as short term borrowings, which have a maximum maturity of six months, or medium term borrowings, which have a maximum maturity of five years. Short term borrowings bear interest, at the option of the Company, at the B of A prime rate, 1/2 of 1% in excess of the B of A offshore rate or 3/4 of 1% in excess of the B of A CD rate. Medium term borrowings bear interest at 1% in excess of the B of A prime rate. The borrowings under the Forte Loan Agreement are secured by a $15.0 million standby letter of credit issued under the Credit Facility. Forte Hotels is obligated to pay a commitment fee at an annual rate of 0.1875% on the unutilized portion of the Forte Loan Agreement. Borrowings under the Forte Loan Agreement were approximately $7.8 million at January 23, 1996.

CASH FLOWS

                  Cash used in operating activities was $6.5 million in 1995 compared to $4.7 million in 1994. The increase in cash used relates primarily to the increased development expense incurred by the Company in connection with its casino development business.


                  Cash provided by investing activities totaled $5.5 million in 1995 compared to cash used in investing activities of $38 million in 1994. Investing activities in both years are related to the Company's gaming development activities. The net cash provided in 1995 is a result of the Company's liquidation of certain gaming investments.


                  Capital contributions by HFS totaled $87.3 million in 1994, which comprised amounts contributed to fund the Company's gaming investments and to capitalize the Company in connection with the spin-off of the Company to HFS' shareholders in November 1994. In December 1995 the Company sold, in a private placement, 904,930 shares of its unregistered common stock to Chartwell, resulting in cash generated from financing activities of $8.3 million in 1995.

WORKING CAPITAL


                  The Company had $62.2 million of available working capital including $51.5 million of cash at December 31, 1995 of which $38 million was used to finance the Travelodge Acquisition.


IMPACT ON INFLATION

                  The primary source of revenue of the Company will be on lodging facilities' gross room revenue. As a result, the Company's revenue (excluding those changes attributable to new property acquisition or disposals) is expected to change consistent with the trend of the consumer price index. The Company does not believe that inflation would have an unfavorable impact on its operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

                  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

SEASONALITY

                  Room occupancy rates at its hotels are affected by normally recurring seasonal patterns and, in most locations in the United States and Canada, are higher in the late spring through early fall months than during the balance of the year, with the lowest occupancy rates occurring in the first quarter of the year. As a result, as a company which will be primarily engaged in the lodging business in the future, the Company

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       22
expects to experience seasonal lodging revenue patterns similar to the hotel industry with the summer months, due to the increase in leisure travel, producing a higher revenue than other periods during the year.

ITEM 8.           Financial Statements and Supplementary Data

                  See page F-1 of this Report, which includes an index to the Company's consolidated financial statements. Financial statement schedules and supplementary data are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.



C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       23

                                    PART III

ITEM 10.          Directors and Executive Officers of the Company


         The Board of Directors of the Company is presently comprised of nine members, divided into three classes with terms expiring at the Company's annual meeting of stockholders for the years 1996, 1997 and 1998, as indicated below after each director's name. Also set forth below is certain information regarding the directors and executive officers of the Company, including each individual's age and principal occupation, a brief account of business experience during at least the last five years and other directorships currently held.

         The following table sets forth certain information regarding the executive officers and directors of the Company currently in office:



 Name                                      Office or Positions Held

 Richard L. Fisher                 Chairman of the Board and Chief Executive
                                   Officer

 Martin L. Edelman                 Director, President and Vice Chairman of the
                                   Board

 Kenneth J. Weber                  Chief Financial Officer

 Carl Winston                      Executive Vice President -- Operations

 Douglas H. Verner                 Executive Vice President, General Counsel and
                                   Secretary

 James E. Buckman                  Director

 Stephen P. Holmes                 Director

 Michael J. Kennedy                Director

 Henry R. Silverman                Director

 Marc E. Leland                    Director

 Robert F. Smith                   Director

 Roger J. Stone, Jr.               Director


         On January 24, 1996: (i) Henry R. Silverman resigned as Chairman and Chief Executive Officer of the Company, (ii) Robert S. Kingsley resigned as President and Chief Operating Officer of the Company, (iii) Richard L. Fisher was elected Chairman of the Board and Chief Executive Officer of the Company and
(iv) Martin L. Edelman was elected President of the Company. John D. Snodgrass resigned as Vice Chairman of the Company's Board in December 1995, and resigned as a director on January 23, 1996. Mr. Buckman resigned as Executive Vice President, General Counsel and Secretary as of January 24, 1996, and Mr. Holmes resigned as Executive Vice President, Chief Financial Officer and Treasurer as of March 1, 1996. Mr. Edelman resigned as Vice Chairman of the Board as of March 12, 1996, and continues to serve as President and a Director of the Company.

         James E. Buckman, term expiring in 1996, age 51, has been a Director of the Company since November 22, 1994. Mr. Buckman has been Executive Vice President, General Counsel and Assistant Secretary of HFS since February 1992, a director of HFS since June 1994 and was Executive Vice President, General Counsel and Secretary of the Company from November 1994 until March 1996. Mr. Buckman was a partner with


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       24

Troutman, Sanders, Lockersman & Ashmore, an Atlanta, Georgia law firm, from January 1990 to February 1992. He was Executive Vice President and General Counsel of Buckhead America Corporation ("Buckhead"), the former owner of the Days Inns hotel franchise system, from April 1985 to November 1989. Mr. Buckman was an officer of Buckhead within two years of the time Buckhead filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Buckhead, which was formerly known as Days Inns of America, Inc., is not affiliated with or otherwise related to the Company.

         Stephen P. Holmes, term expiring in 1996, age 39, has been a Director of the Company since September 1994. Mr. Holmes has been Executive Vice President and Chief Financial Officer of HFS since July 1990, a Director of HFS since June 1994 and was Executive Vice President, Chief Financial Officer and Treasurer of the Company from November 1994 until February 1996. Mr. Holmes is also currently a director of AMRE, Inc., a home remodeling and improvement company ("AMRE"). He was employed by The Blackstone Group ("Blackstone"), a New York investment banking firm, from February 1990 through September 1991 as a Vice President and a Managing Director.

         Michael J. Kennedy, term expiring in 1996, age 59, has been a Director of the Company since November 22, 1994. Mr. Kennedy has been an attorney with his own law firm in New York City since 1976.

         Henry R. Silverman, term expiring in 1997, age 55, has been a Director of the Company since September 1994. He has been Chairman of the Board and Chief Executive Officer of HFS since May 1990 and was the Chairman of the Board and Chief Executive Officer of the Company from November 1994 until January 24, 1996. Mr. Silverman is a former General Partner of Blackstone, having held such position from February 1990 to December 1991. He was Senior Vice President, Business Development of Reliance Group Holdings, Inc., an insurance, consulting and information services company, from 1982 to 1990 and President and Chief Executive Officer of Reliance Capital Group, Inc. from November 1983 until February 1990. Mr. Silverman served as President and Chief Executive Officer of Telemundo Group, Inc., a Spanish language television network, from 1986 to 1990. Mr. Silverman was Chairman and Chief Executive Officer of Buckhead from September 1984 until November 1989. Mr. Silverman was an officer of Buckhead within two years of the time Buckhead filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         Martin L. Edelman, term expiring in 1997, age 54, has been a Director of the Company since November 22, 1994 and President of the Company since January 24, 1996. Mr. Edelman was the Vice Chairman of the Board of Directors of the Company from December 1995 until March 1996. He has also been a director of HFS since November 1993. Mr. Edelman has been of counsel to Battle Fowler LLP, a New York City law firm, since January 1994 and was a partner with that firm from 1972 through 1993. Mr. Edelman also serves as a director of Presidio Capital Corp. Mr. Edelman is a limited partner in Chartwell and a stockholder in Chartwell Corp.

         Marc E. Leland, term expiring in 1997, age 58, has been a Director of the Company since December 20, 1995. Mr. Leland has been President of Marc E. Leland & Associates, engaged in financial consulting and private investment activities, since 1984. Mr. Leland is a Vice President and director of Chartwell Corp. and a general partner in FGT, L.P., which is a limited partner of Chartwell. Mr. Leland was appointed a Director as a nominee of Chartwell pursuant to the agreement governing the Initial Chartwell Investment. Mr. Leland is a director of Noble Drilling Corporation, a company that provides contract drilling services for the oil and gas industry worldwide.

         Robert F. Smith, term expiring in 1998, age 63, has been a Director of the Company since November 22, 1994. Mr. Smith is expected to resign at the time of the Closing. He has been a Director of HFS since February 1993. Mr. Smith is the retired Chairman and Chief Executive Officer of American Express Bank, Ltd. ("AEBL"). He joined AEBL's parent, the American Express Company, in 1981 as Corporate Treasurer, before moving to AEBL and serving as Vice Chairman and Co-Chief Operating Officer and then President prior to becoming CEO. Mr. Smith is currently a partner in Car Component Technologies, Inc., an automobile parts remanufacturer located in Bedford, New Hampshire.

         Robert J. Stone, Jr., term expiring in 1998, age 43, has been a Director of the Company since November 22, 1994. He has been a Director of HFS since June 1994. Mr. Stone is currently a partner at Davis, Manafort and Stone, a Washington, D.C. public affairs firm formed in 1995. From 1981 through 1995, Mr. Stone was a partner at Black, Manafort, Stone & Kelly, a Washington, D.C. based public affairs firm. Mr. Stone has served


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       25
on the Executive Committee of the Republican National Committee and was appointed to the Amtrak Commuter Services Board by President Ronald Reagan. Mr. Stone is a Director of the Pietro Food Corporation of Buena, New Jersey.

         Richard L. Fisher, term expiring in 1998, age 55, has been the Chairman of the Board and Chief Executive Officer of the Company since January 24, 1996, and a Director of the Company since December 20, 1995. Mr. Fisher has been self-employed, engaged in private investment activities, financial management and real estate ownership and development, among other businesses, since prior to 1990. Mr. Fisher is a limited partner in Chartwell and is the President, a director and a stockholder in Chartwell Corp. Mr. Fisher is also a partner in various affiliates of Chartwell. Mr. Fisher was appointed a Director as a nominee of Chartwell pursuant to the agreement governing the Initial Chartwell Investment. Mr. Fisher is also a member of the Board of Trustees of the University of Pennsylvania and the Horace Mann School located in Riverdale, New York.

         Kenneth J. Weber, age 50, is currently the Chief Financial Officer of the Company and has held such office since March 4, 1996. From September 1992 until February 1996, Mr. Weber was the Senior Vice President and Chief Financial Officer of Omni Hotels, a company engaged in the ownership and management of hotels. He was also the Senior Vice President and Chief Accounting Officer of Red Lion Hotels, a company engaged in the ownership and management of hotels, from January 1987 until September 1992. Mr. Weber currently serves on the Advisory Board of the Protection Mutual Insurance Company and on the Financial Officer Board of the American Hotel and Motel Association.

         Carl Winston, age 39, is currently the Executive Vice
President-Operations of the Company and has held such office since January 23, 1996. Mr. Winston was a Vice President of Forte Hotels from December 1990 until January 1996.

         Douglas H. Verner, age 42, is currently the Executive Vice President, General Counsel and Secretary of the Company and has held such office since January 23, 1996. Mr. Verner was the Senior Vice President, General Counsel and Secretary of Forte Hotels from November 1984 until January 1996. He is also Chairman of the Copyright Committee of the American Hotel and Motel Association.

Compensation of the Board of Directors

         Currently, non-employee directors receive an annual retainer of $20,000, plus $1,000 for chairing a committee and $500 for serving as a member of a committee other than as chair. Non-employee directors are also paid $1,000 for each Board of Directors meeting attended and $500 for each committee meeting attended. During 1995, non-employee directors received an annual retainer of $30,000, plus $4,000 for chairing a committee and $2,000 for serving as a member of a committee other than as chair. During that period, non-employee directors were also paid $1,000 for each Board of Directors meeting attended and $500 ($1,000 for committee chair) for each committee meeting if held on the same day as a Board meeting and $1,000 ($2,000 for committee chair) for each committee meeting attended on a day on which there was no Board of Directors meeting. During 1995 and until March 12, 1996, non-employee directors who were also non-employee directors of HFS were paid half of the amounts specified for that period. All non-employee directors have been in the past, and continue to be, reimbursed for expenses incurred in attending meetings of the Board of Directors and committees.

         Members of the Board of Directors who are officers or employees of the Company or any of its subsidiaries do not receive compensation or reimbursement of expenses for serving in their capacity as directors. Because Messrs. Buckman, Holmes and Silverman are no longer employees of the Company, they are considered non-employee directors. However, Messrs. Buckman, Holmes and Silverman have agreed to waive any compensation for their services as directors of the Company for 1996.

         During 1995, the Company (i) provided $100,000 of term life insurance coverage for each non-employee director to the beneficiary designated by such non-employee director and (ii) purchased joint life insurance contracts in the amount of $1,000,000 for each director, and upon the death of such director, the Company agreed to donate an aggregate of $1,000,000 to one or more charitable organizations designated by such director from the proceeds of such insurance policy. With the exception of such joint life insurance contracts, members of the Board of Directors who were officers or employees of the Company or any of its subsidiaries during 1995 did not receive compensation or reimbursement of expenses for serving in such capacity.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       26

         Pursuant to the Company's 1994 Stock Option Plan, each non-employee director is automatically granted certain stock options as follows: options granted to directors who are not employees of the Company or a subsidiary of the Company are subject to pre-determined rules and procedures such that neither the Board of Directors nor the Compensation Committee has any discretion in connection with the granting of such options. Options are granted to non-employee directors based on a formula whereby current non-employee directors have received an option to purchase 15,000 shares of Common Stock; other non-employee directors, upon initial appointment or election to the Board or Directors, will be granted an option to purchase 15,000 shares of Common Stock; and each non-employee director will receive an additional option grant for 15,000 shares of Common Stock on the first anniversary of the date of their initial grant of options. Such options have an exercise price of not less than 100% of the fair market value on the date of grant and vest over a three year period from the date of grant at the rate of 33-1/3% per year, and otherwise have the same terms as all other options granted under the 1994 Stock Option Plan.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("10% stockholders"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and Nasdaq National Market. Officers, directors and 10% stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for a specified fiscal year, the Company believes that all of its officers, directors and 10% Stockholders complied with all filing requirements applicable to them with respect to transactions during 1995.

ITEM 11.     Executive Compensation

Summary Compensation Table

         The following table sets forth for 1995 the cash and noncash compensation awarded to or earned by the Chief Executive Officer of the Company and the other most highly compensated executive officers (together, the "Named Executive Officers") of the Company for 1995:

                                         SUMMARY COMPENSATION TABLE (1)(2)
                                                                                        ---------------------------------
                                                                                                    Long-Term
                                                                                                  Compensation

                                                    Annual Compensation
                                                                                        ---------------------------------
                                                                                        ---------------------------------
                                                                                                     Awards
                                  ------------------------------------------------------------------------------------------------

Name and Principal                                                     Other
Position                                                               Annual                      Securities     All Other
                                                                      Compen-      Restricted      Underlying    Compensation
                                             Salary       Bonus        sation         Stock         Options/         ($)
                                      Year    ($)          ($)          ($)          Awards          SARs(#)
- ----------------------------------------------------------------------------------------------------------------------------------

Henry R. Silverman (3)              1995        500,000          0            0               0
 Chairman of the Board,             1994      41,667(4)          0            0               0      300,000(5)          299 (6)
 Chief Executive Officer



Robert S. Kingsley (3)              1995        260,430    125,000            0               0                       172,072(7)
 President, Chief                   1994      27,083(4)          0            0               0      100,000(5)            80(6)
 Operating Officer

- ---------------

(1) Because the Company first became subject to reporting requirements of the Exchange Act in 1994, the Company is not subject to the Summary Compensation Table disclosure requirements for 1993.

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       27

(2) Messrs. Silverman and Kingsley were the only executive officers of the Company who received salary or bonus from the Company in 1995. John D. Snodgrass, Stephen P. Holmes and James E. Buckman served as (i) Vice Chairman of the Board, (ii) Executive Vice President, Chief Financial Officer and Treasurer, and (iii) Executive Vice President, General Counsel and Secretary, respectively, of the Company during 1995. Mr. Snodgrass resigned in December 1995, Mr. Buckman resigned in January 1996, and Mr. Holmes resigned in March 1996. Although Messrs. Snodgrass, Holmes and Buckman received their entire compensation as officers of HFS, a portion of the Corporate Services Fee paid by the Company to HFS represented the Company's payment to HFS for the executive services to be performed by such persons as officers of the Company pursuant to the Corporate Services Agreement. No set allocations were established with respect to the amount of time that such persons were expected to devote to the affairs of the Company and HFS, respectively, nor were set allocations established with respect to the portion of such persons' overall compensation from HFS that was expected to be paid in respect of services performed for the Company pursuant to the Corporate Services Agreement. It is not expected that any such allocation would have resulted in annual compensation to any of the above individuals in excess of $100,000 per year.

(3) On January 24, 1996, Mr. Silverman resigned as Chairman and Chief Executive Officer of the Company and Mr. Kingsley resigned as President and Chief Operating Officer of the Company.

(4) Represents salary paid to the named executive officer for the period commencing on the Distribution Date (defined below) and ending on December 31, 1995. Annualized salaries for Mr. Silverman and Mr. Kingsley for 1994 were $500,000 and $250,000, respectively.

(5) On November 22, 1994, Messrs. Silverman and Kingsley were granted options to purchase 300,000 and 100,000 shares, respectively, under the Company's 1994 Stock Option Plan. Such options were cancelled as of February 1, 1996.

(6) This compensation consists of life insurance premiums paid by the Company.

(7) This compensation consists of (i) relocation expenses incurred by Mr. Kingsley and paid by the Company in the amount of $164,940, (ii) insurance premiums paid by the Company for life insurance coverage in the amount of $6,692, and (iii) Company contributions to the Company's defined contribution salary reduction 401(K) plan qualified under
         Section 401(a) of the Code.

         There are presently no pension or retirement plans of the Company that will cover any of the Named Executive Officers.

         None of the Named Executive Officers were granted options during the Company's 1995 fiscal year. The Company's option plans do not provide for stock appreciation rights.



C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       28

Option Exercises and Year-End Option Value Table

         The following table summarizes the exercise of options by the named executive officers during the last fiscal year and the value of options held by such named executives as of the end of such fiscal year. The Company's option plans do not provide for stock appreciation rights.

                                      AGGREGATED OPTION/SAR EXERCISES IN LAST
                                     FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                                   Number of Securities           Value of Unexercised
                                                                   Underlying Unexercised         In-the-Money Options/SARs
                                                                   Options/SARs at FY-End (#)     at FY-End ($)(2)
                        Shares Acquired
        Name            on Exercise (#)      Value Realized        Exercisable/Unexercisable (1)  Exercisable/Unexercisable
                                             ($)
- --------------------------------------------------------------------------------------------------------------------------------

Henry R. Silverman                      0                    0                100,000/200,000                          $0/$0

Robert S. Kingsley                      0                    0                  33,333/66,667                          $0/$0


- ------------------------

(1) Messrs. Silverman and Kingsley were granted options to purchase 300,000 and 100,000 shares, respectively, under the Company's 1994 Stock Option Plan. Such options were cancelled as of February 1, 1996.

(2) Based upon the Common Stock's closing price in NASDAQ of $11.875 on December 29, 1995 and the applicable exercise price.

Compensation Committee Interlocks and Insider Participation

         During 1995, the Compensation Committee of the Board of Directors consisted of Mr. Robert F. Smith and Mr. Michael J. Kennedy. Neither Mr. Smith nor Mr. Kennedy is or has ever been an officer or employee of the Company or any of its subsidiaries.

Employment Contracts and Termination, Severance and Change of Control
Arrangements

         Each Named Executive Officer was employed by the Company pursuant to a written employment agreement during 1995.

         Mr. Silverman served as Chairman of the Board and Chief Executive Officer of the Company until January 24, 1996 pursuant to a five-year employment agreement which was terminated by mutual agreement as of January 24, 1996. The agreement provided for an annual base salary of at least $500,000 (subject to annual increase based on the consumer price index). Mr. Silverman has agreed to waive any and all payments to which he would otherwise have been entitled in connection with that termination.

         Mr. Kingsley served as President and Chief Operating Officer of the Company pursuant to an employment agreement between Mr. Kingsley and HFS, which HFS transferred to the Company and the Company assumed pursuant to the Distribution Agreement. The agreement was terminated as of January 24, 1996. The agreement provided for an annual base salary of $250,000. Pursuant to the agreement, Mr. Kingsley was paid a bonus of $125,000, for the initial year of his employment. Upon termination of Mr. Kingsley's employment by the Company during the term of his employment agreement other than for death, disability or "cause", the employment agreement entitled Mr. Kingsley to receive a severance payment in an amount equal to 100% of the annual base salary to which Mr. Kingsley would be entitled under the agreement during the one year period following the date of such termination. Generally, "cause" was defined in the agreement as, among other things, (i) the willful failure by Mr. Kingsley substantially to perform his duties under the agreement, (ii) any act of fraud, misappropriation or similar conduct against the Company, (iii) conviction of a felony, (iv) gross negligence by Mr. Kingsley in the performance of his duties,
(v) the determination by the Board that the employment of Mr. Kingsley would preclude the granting of a gaming license or (vi) the willful breach by Mr. Kingsley of a material provision of the agreement. In

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       29
connection with Mr. Kingsley's resignation from the Company, the Company has agreed to pay Mr. Kingsley his base salary through December 31, 1996.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information set forth in the following table is furnished as of April 30, 1996 with respect to any person (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its directors and nominees for director, certain of its executive officers, and all of its executive officers and directors as a group. Such information (other than with respect to directors and officers of the Company) is based on a review of statements filed with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13(d), 13(f), and 13(g) of the Exchange Act with respect to the Company's Common Stock. As of April 30, 1996, there were 5,452,320 shares of Common Stock outstanding.

                                                         Amount and
                                                          Nature of
                                                         Beneficial                           Percent of
                                                          Ownership                           Class
Principal Stockholders

Chartwell Leisure Associates L.P. II                       904,930                            16.60%
P.O. Box
Rye, New York

Fir Tree Inc. d/b/a Fir Tree Partners (1)                  397,100                             7.28%
1211 Avenue of the Americas, 29th Floor
New York, New York 10036

The Kaufmann Fund, Inc.(2)                                 602,500                            11.05%
140 East 45th Street, 43rd Floor
New York, New York 10017

Directors, Nominees and Executive Officers

Richard L. Fisher (3)                                      906,930                            16.63%
Henry R. Silverman (4)                                     227,732                             4.01%

Robert S. Kingsley (5)                                           0                             *
Stephen P. Holmes (6)                                       19,400                             *
Martin L. Edelman (7)                                       48,437                             *

Michael J. Kennedy (8)                                       5,000                             *
Robert F. Smith (9)                                          6,000                             *
Roger J. Stone (10)                                          5,000                             *
Marc E. Leland (11)                                        904,930                            16.60%
James E. Buckman (12)                                       10,740                             *

Executive Officers and Directors                         1,180,802                            20.63%
  as a Group (13 persons) (13)
- ---------------
*less than 1%

(1) Based upon information contained in a Schedule 13D dated November 22, 1995, filed by Fir Tree Inc., doing business as Fir Tree Partners, on behalf of itself and the other reporting persons named therein, such persons beneficially own 397,100 shares of Common Stock. According to the Schedule 13D, such persons have sole voting power and dispositive power over such shares.

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       30

(2) Based upon information contained in a Schedule 13G dated February 15, 1996, filed by The Kaufmann Fund, Inc., a registered investment company, such entity beneficially owns 602,500 shares of Common Stock. The Kaufmann Fund, Inc. has sole voting and dispositive power over such shares.

(3) Includes all shares owned by Chartwell, and 2,000 shares owned by Fisher Brothers Financial and Development Company ("FBFDC"). Mr. Fisher is the President and one of the two directors of Chartwell Leisure Corp. II ("Chartwell Corp."), the general partner of Chartwell, and, accordingly, may be deemed to own beneficially all shares owned beneficially by Chartwell. Mr. Fisher is also a limited partner of Chartwell. FBFDC is a New York limited partnership of which Mr. Fisher is both a general and limited partner. Mr. Fisher disclaims beneficial ownership of the shares of Common Stock owned by Chartwell and FBFDC other than 88,098 shares representing 9.70% of the shares owned of record by Chartwell and 16% of the shares owned by FBFDC. Mr. Fisher owns, in the aggregate, a 9.70% beneficial interest in Chartwell and a 16% interest in FBFDC.

(4) Includes 222,560 shares of Common Stock issuable upon the exercise of options granted under the 1992 Stock Option Plan of HFS, the former parent of the Company, which options are currently exercisable, and 5,172 shares of Common Stock in two retirement plans whose sole beneficiary is Mr. Silverman. Mr. Silverman was granted options to purchase 300,000 shares of Common Stock on November 22, 1994 under the Company's 1994 Stock Option Plan. Such options were cancelled as of February 1, 1996.

(5) Mr. Kingsley was granted options to purchase 100,000 shares of Common Stock on November 22, 1994, under the Company's 1994 Stock Option Plan. Such options were cancelled as of February 1, 1996.

(6) Includes 19,200 shares issuable upon the exercise of options granted under HFS's 1992 Stock Option Plan, which options are currently exercisable or exercisable within 60 days. Mr. Holmes was granted options to purchase 60,000 shares on November 22, 1994 under the Company's 1994 Stock Option Plan. Such options were cancelled as of February 1, 1996.

(7) Includes 5,000 shares issuable upon the exercise of options granted under the Company's 1994 Stock Option Plan, which options are currently exercisable, or exercisable within 60 days. Amounts shown include 43,437 shares representing 4.8% of the shares owned of record by Chartwell. Mr. Edelman owns, in the aggregate, a 4.8% beneficial interest in Chartwell.

(8) Includes 5,000 shares issuable upon the exercise of options granted under the Company's 1994 Stock Option Plan, which options are currently exercisable or exercisable within 60 days.

(9) Includes (a) 5,000 shares issuable upon the exercise of options granted under the Company's 1994 Stock Option Plan, which options are currently exercisable or exercisable within 60 days, and (b) 500 shares held in the name of the Smith Family Foundation, of which Mr. Smith is President. Mr. Smith disclaims beneficial ownership of the 500 shares held in the name of the Smith Family Foundation.

(10) Represents 5,000 shares issuable upon the exercise of options granted under the Company's 1994 Stock Option Plan, which options are currently exercisable or exercisable within 60 days.

(11) Represents the shares of Common Stock beneficially owned by Chartwell. Mr. Leland is the Vice President and one of the two directors of Chartwell Corp. and, accordingly, may be deemed to own beneficially all shares owned beneficially by Chartwell. Mr. Leland is also a beneficial owner of Chartwell. Mr. Leland disclaims beneficial ownership of the shares of Common Stock owned by Chartwell other than 28,668 shares, representing approximately 3.17% of the shares owned of record by Chartwell. Mr. Leland owns an 8% general partnership interest in FGT L.P. which, in turn, owns a 39.6% limited partnership interest in Chartwell.

(12) Includes 9,240 shares issuable upon the exercise of options granted under HFS's 1992 Stock Option Plan, which options are currently exercisable or exercisable within 60 days. Mr. Buckman was granted options to purchase 60,000 shares on November 22, 1994 under the Company's 1994 Stock Option Plan. Such options were cancelled as of February 1, 1996.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       31

(13) Includes 271,000 shares, in the aggregate, of Common Stock purchasable by officers and directors pursuant to options granted under HFS's 1992 Stock Option Plan or the Company's 1994 Stock Option Plan, which options are currently exercisable or exercisable within 60 days.

ITEM 13. Certain Relationships and Related Transactions

Relationships with HFS

         In connection with the Distribution, and for purposes of (i) governing certain of the ongoing relationships between HFS and the Company after the Distribution, (ii) providing mechanisms for an orderly transition and (iii) providing HFS with a means of participating in the economic benefits of future gaming projects, HFS and the Company entered into each of the agreements briefly described below. The following descriptions are qualified in their entirety by reference to the copies of such agreements filed with the Commission as exhibits to the Company's Current Report on Form 8-K dated December 2, 1994. As indicated herein under the caption "Directors and Executive Officers of the Company," certain of the persons who were executive officers and directors of the Company since January 1, 1995 and certain of its current directors also serve as directors and/or executive officers of HFS. Each of these directors and executive officers also owns certain options to purchase shares of the common stock of HFS.

         Distribution Agreement. The Company and HFS entered into a Transfer and Distribution Agreement dated as of November 22, 1994 (the "Distribution Agreement") to provide for, among other things, the principal corporate transactions required to effect the Distribution, the transfer to the Company of the Casino Development Business, the allocation between HFS and the Company of certain liabilities, the capital contributions made by HFS to the Company and certain other agreements governing the relationship between HFS and the Company.

         The Distribution Agreement also contains certain provisions relating to employee compensation, benefits and labor matters and the treatment of options to purchase HFS common stock held by employees of HFS that were outstanding at the time of the Distribution. Among such provisions is an agreement by the Company to reserve for future issuance and to issue up to 433,290 shares of Common Stock to certain persons (including certain current and former directors and executive officers of the Company) in connection with the exercise of then-outstanding options to purchase shares of HFS common stock that were granted pursuant to HFS's 1992 Stock Option Plan (which options were adjusted in connection with the Distribution so that the holders of such options are entitled, upon exercise thereof, to receive one share of Common Stock for every 20 shares of HFS common stock purchased upon such exercise, subject to further adjustment in certain circumstances). As of March 1, 1996, the Company had issued 18,280 of these shares of Common Stock in connection with the exercise of HFS options. At the request of HFS, the Company will be obligated to register the shares of Common Stock issuable in connection with HFS's 1992 Stock Option Plan under the Securities Act of 1933. Similarly, the Distribution Agreement provided for the Company to reserve for future issuance and to issue up to 153,600 shares of Common Stock to Bryanston Group Inc. ("Bryanston") in connection with the exercise of certain rights to purchase shares of HFS common stock under an Earnout Agreement between HFS and Bryanston (the "Earnout Agreement"). As of September 22, 1995 all of the shares of Common Stock to be issued in connection with the Earnout Agreement were issued and repurchased by the Company.

         Financing Agreement. Pursuant to an Interim Financing Agreement dated as of November 22, 1994 (the "Financing Agreement"), HFS agreed to extend up to $75 million in credit enhancements (e.g., guarantees) on behalf of the Company as security for future bank credit facilities. Pursuant to the Financing Agreement, HFS guaranteed $75 million of the Company's $125 million revolving credit obligation to certain banks, which the Company entered into in connection with the Travelodge Acquisition (the "Travelodge Guarantee") and the Financing Agreement was amended as of January 23, 1996 to provide for the issuance of that guarantee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Lodging Acquisition." The Financing Agreement currently requires the Company to pay HFS an annual fee equal to 2% of the obligations guaranteed pursuant to the Travelodge Guarantee. Prior to the January 1996 amendment, the Company was obligated to pay HFS a fee equal to 2% of the $75 million commitment from HFS under the Financing Agreement. In 1995 the Company paid HFS a fee of $1.5 million pursuant to the Financing Agreement.

         Corporate Services Agreement. Pursuant to a Corporate Services Agreement dated as of November 22, 1994 (the "Corporate Services Agreement"), HFS provided to the Company certain general corporate support services,

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       32
including executive services (such as the services of Messrs. Holmes and Buckman; see "Directors and Executive Officers of the Company"), accounting services, legal services, treasury services, financial reporting and internal audit services, insurance and risk management services, management information systems ("MIS") services and employee benefits administration, which HFS had historically provided to its casino development business. During 1995, the Company paid HFS a fee of $1.5 million under the Corporate Services Agreement. The Corporate Services Agreement has a term ending 25 years after the date of the Distribution (the "Distribution Date") and is terminable by HFS without penalty upon 90 days' written notice to the Company or immediately upon a Change in Control of the Company (as defined in the agreement). The Company generally may not terminate the Corporate Services Agreement without HFS's consent. The Corporate Services Agreement was amended as of January 24, 1996, to provide that the services to be performed by HFS under the Corporate Services Agreement will only include the following: (i) advisory services in connection with business acquisitions, financings, and other transactions by the Company, and (ii) through September 30, 1996, certain corporate and accounting services that the Company requests HFS to perform and HFS agrees to perform. As amended, under the Corporate Services Agreement the Company is required to pay HFS a fixed annual fee of $1.5 million payable quarterly in advance.

         Tax Sharing Agreement. The Tax Sharing and Indemnification Agreement dated as of November 22, 1994 (the "Tax Sharing Agreement"), provides for the respective obligations of HFS and the Company concerning various tax liabilities. The Tax Sharing Agreement provides that (i) HFS shall pay, and indemnify the Company if necessary for, all federal, state, local and foreign income taxes relating to the Casino Development Business for any taxable period ending on or before the Distribution Date and (ii) the Company shall pay, and indemnify HFS if necessary for, all federal, state and local income taxes attributable to the Casino Development Business for any taxable period ending after the Distribution Date or that arise as a result of or in connection with the Distribution. Pursuant to the Tax Sharing Agreement, HFS is also required to pay all other taxes attributable to periods prior to the Distribution Date. The Tax Sharing Agreement further provides for cooperation with respect to certain tax matters, the exchange of certain tax-related information and the retention of records which may affect the income tax liability of either party.

         Marketing Services Agreement. Pursuant to a Gaming Related Marketing Services Agreement dated as of November 22, 1994 and terminated on January 24, 1996 (the "Marketing Services Agreement"), an affiliate of HFS was obligated to provide certain marketing services to gaming facilities in which the Company had an interest through HFS's network of hotel franchises, reservation centers, frequent traveller programs and other marketing resources. During 1995, this affiliate did not provide the Company with any such services and the Company did not make any payments to this affiliate under the Marketing Services Agreement in 1995.

         Advisory Agreement. Pursuant to a Gaming Related Advisory Services Agreement dated as of November 22, 1994 and terminated on January 22, 1996 (the "Advisory Agreement"), the Company retained HFS as its advisor in connection with all gaming related acquisition, financing or development projects or transactions (including corporate or other acquisitions, mergers, consolidations, joint ventures and similar transactions) considered by the Company. During 1995, the Company paid HFS $337,000 for advisory services rendered to the Company pursuant to the Advisory Services Agreement. In connection with the termination of the Advisory Agreement, the Company has agreed to pay HFS $1.14 million if the Closing occurs. Effective as of January 24, 1996, HFS has agreed to provide advisory services pursuant to the Corporate Services Agreement.

         Facility Sublease. Pursuant to a sublease which commenced on the Distribution Date and was terminated on March 1, 1996, the Company subleased approximately 7,500 square feet of office space located at 339 Jefferson Road, Parsippany, New Jersey 07054 from HFS at an annual rental of $130,000. During 1995, the Company paid HFS $130,000 pursuant to the Facility Sublease.

         Travelodge Acquisition. On January 23, 1996 the Company completed the Travelodge Acquisition. In connection with the Travelodge Acquisition, the Company paid approximately $2 million as an advisory fee to HFS for advisory services rendered to the Company by HFS in connection with that transaction. Such advisory fee was not paid in connection with the Advisory Agreement. Concurrently with the purchase, HFS acquired from Forte Hotels, Inc. and Forte Plc, the indirect parent of Forte USA, Inc., for $39.3 million, the "Travelodge" and "Thriftlodge" franchise systems and the related trademarks and tradenames in North America, which HFS has licensed to the Company under a separately negotiated franchise agreement. Under this franchise agreement, the Company is required to pay to HFS annual franchise fees equal to 4% of gross room revenues for the hotel properties acquired by the Company plus 4% of gross room revenues for national marketing and reservation services provided

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       33
by HFS. In addition, the Company is required to pay HFS a license fee equal to 4% of gross room revenues multiplied by the Company's percentage interest in each of the hotel properties owned by joint ventures in which the Company acquired an interest, plus an additional amount, generally equal to 4.5% of gross room revenues, for national marketing and reservation services provided by HFS. The franchise agreement has a scheduled terms of 20 years but may be terminated by the Company prior to its scheduled expiration upon the payment of liquidated damages by the Company.

         Management Overlap and Conflicts of Interest. Messrs. Buckman, Edelman, Holmes, Silverman, Smith and Stone are directors of HFS. As a result, there is substantial overlap in the boards of directors of the Company and HFS. Due to such commonality of management, certain conflicts of interest may arise with respect to the administration of the ongoing relationships between HFS and the Company. In particular, such conflicts may arise with respect to the Financing Agreement, as amended, and the various franchise agreements between the Company and HFS. It is anticipated that these conflicts of interest, to the extent that they arise, will be resolved by consultation with independent financial and legal advisors and determinations made by disinterested directors. The resolution of such disagreements and/or conflicts of interests will, however, be more difficult than would otherwise be the case due to the level of commonality between the Company's and HFS's management. Moreover, such disagreements and/or conflicts of interest may be resolved in a manner that may appear to be more favorable to HFS or the Company, as the case may be.

Relationships with Chartwell and FSNL

         In addition to the Initial Chartwell Investment and the Proposed Chartwell/FSNL Investment, the Company, Chartwell, FSNL and certain of their affiliates have engaged in the transactions and have the relationships described below.

         Initial Stock Purchase Agreement. In connection with the Initial Chartwell Investment, Chartwell and the Company entered into a stock purchase agreement dated as of December 20, 1995 (the "Initial Stock Purchase Agreement"), pursuant to which Chartwell acquired 904,930, or approximately 16.6%, of the outstanding shares of Common Stock of the Company (the "16.6% Block"). The Initial Stock Purchase Agreement provides that so long as Chartwell remains a holder of 15% or more of the Company's shares of Common Stock (a "15% Holder"), the Company will nominate as Directors two nominees selected by Chartwell, and so long as Chartwell remains a holder of more than 10%, but less than 15%, of the Company's shares of Common Stock (a "10% Holder"), the Company will nominate as Director one nominee selected by Chartwell. If Chartwell ceases to be either a 15% Holder or a 10% Holder, then the Company will no longer be required to nominate as Director any nominees selected by Chartwell.

         The Initial Stock Purchase Agreement also provides for certain restrictions on the transfer of Chartwell's 16.6% Block, including prohibitions on sales made other than pursuant to an effective registration statement under the Securities Act or in "brokers' transactions" pursuant to Rule 144 of the Securities Act. Chartwell is required to obtain the Company's consent prior to the consummation of any proposed sale of its 16.6% Block, other than a sale made pursuant to a registration statement or in a broker's transaction.

         Initial Registration Rights Agreement. Concurrently with entering into the Initial Stock Purchase Agreement, Chartwell and the Company entered into a registration rights agreement (the "Initial Registration Rights Agreement"). Pursuant to that agreement, if the Company has withheld its consent to a proposed sale of Chartwell's 16% Block as contemplated in the Initial Stock Purchase Agreement, Chartwell (or its assignee) will have the right to make a written request for a demand registration under the Securities Act in order to register all, but not less than all, of its 16% Block. In addition, under the Initial Registration Rights Agreement, Chartwell has an incidental registration right to have its securities included in registrations of securities made by the Company for its own account or for the account of a stockholder. The Initial Registration Rights Agreement will terminate upon the closing of the Proposed Chartwell/FSNL Investment.

         Vicksburg Facility. In addition to the Initial Chartwell Investment and the Proposed Chartwell/FSNL Investment, Chartwell Leisure Associates L.P., an affiliate of Chartwell and Messrs. Fisher, Edelman and Leland ("Chartwell Leisure"), has entered into an agreement with Funtricity Vicksburg Family Entertainment Park, Inc., a wholly-owned subsidiary of Six Flags Theme Parks, Inc., to develop a family entertainment center in Vicksburg, Mississippi (the "Vicksburg Facility") on land which is ground leased by Chartwell Leisure from affiliates of

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       34

Rainbow Casino Corporation (collectively, "Rainbow"). As an inducement to Chartwell Leisure to provide financing for the Vicksburg Facility, commencing May 1, 1995, the opening date of the Vicksburg Facility, the Company and Chartwell Leisure share principal and interest payments on a loan to Rainbow, with Chartwell Leisure's share ranging from 14% to 27%, of such payments, adjusted annually. Similarly, HFS and Chartwell Leisure share marketing fees from Rainbow with Chartwell Leisure's share ranging from 20% to 27% of such payments, adjusted annually. Chartwell Leisure has agreed to share with HFS 50% of the net cash flow payable to Chartwell Leisure in respect of the Vicksburg Facility and HFS has agreed to share such amounts pro rata with the Company based on the relative amounts paid by HFS and the Company, respectively, to Chartwell Leisure each year.

         Chartwell Hotels. Chartwell Hotels Associates, a Delaware general partnership, and Chartwell Hotels II Associates, a Delaware general partnership, which are both affiliates of Chartwell and Messrs. Edelman, Fisher and Leland (collectively, "Chartwell Hotels"), and their affiliate Chequers Investment Associates, have acquired certain hotels and mortgages secured by hotels from the Resolution Trust Corporation. In two transactions with Chartwell Hotels, entered into in November 1992 and May 1993, and each amended in December 1994, which have resulted in and will result in the addition of hotels to HFS's franchise systems, HFS has advanced approximately $10 million, and has agreed to advance up to an additional $4 million if certain additional property conversions and other requirements are met, in return for Chartwell Hotels' agreement to franchise the properties with one of HFS's brands. Subject to the exceptions described below, all hotels owned by Chartwell Hotels will pay royalties once they become part of HFS's franchise systems, and a portion of these royalties will be credited toward the recovery of HFS's $10 million advance. With the consent of HFS, Chartwell Hotels may elect not to operate a hotel as a franchised hotel, provided that it pays HFS a percentage of gross room sales in lieu of royalties (the "Non-Franchised Property Fee"). In addition, in the event that the improvement costs required to upgrade any Chartwell Hotels property so that such property meets HFS's franchise requirements exceed a threshold amount, the property will not be required to be operated under an HFS brand but Chartwell Hotels will be required to pay HFS a certain fee in connection with such property (the "Unimproved Property Fee"). The entire amount of any Unimproved Property Fees and Non- Franchised Property Fees will be credited toward the recovery of HFS's $10 million advance. Each advance is required to be fully recovered over a maximum five-year period following the advance. In addition, as individual properties convert to HFS brands, HFS will make additional advances to the franchisee of such properties to fund costs incurred in connection with the conversion. Those advances are required to be repaid with interest by the franchisee over a three year period and that repayment has been guaranteed by Chartwell Hotels.

         Chartwell Hotels Associates and HFS are also parties to a letter agreement dated January 1, 1994 terminating an agreement dated November 17, 1992 whereby HFS had agreed to provide certain consulting services to Chartwell Hotels Associates. Under the termination letter dated January 1, 1994, Chartwell Hotels Associates agreed to pay HFS a fee of $2 million, payable over five years, in full consideration of the termination of those consulting arrangements.

         Stockholders' Agreement. In connection with the Proposed Chartwell/FSNL Investment, Chartwell and FSNL have entered into a stockholders' agreement which will become effective only upon the closing of the Proposed Chartwell/FSNL Investment (the "Stockholders' Agreement"). The Stockholders' Agreement provides that Chartwell and FSNL will vote their shares of Common Stock to elect as a Director of the Company one nominee selected by FSNL and any number of nominees selected by Chartwell, and that FSNL will vote its shares of Common Stock at all meetings of stockholders of the Company and in any written consent in the manner directed by Chartwell. The Stockholders' Agreement also provides for certain restrictions on the transfer of their shares of Common Stock and on future acquisitions of shares of Common Stock by Chartwell and FSNL. Upon the Stockholders' Agreement becoming effective, for a period of six years, FSNL will be prohibited from transferring its shares to persons other than Chartwell and certain other permitted transferees identified in the Stockholders' Agreement. Additionally, under the Stockholders' Agreement, FSNL is afforded certain "tag-along" rights exercisable by it upon a sale of shares by Chartwell or upon a request by Chartwell of a Demand Registration Statement pursuant to the Registration Rights Agreement. Chartwell may sell its shares to FSNL and certain other permitted transferees identified in the Stockholders' Agreement and to third parties, provided that Chartwell allows for FSNL to "tag-along" in the event of sale to any third party. Chartwell may also require FSNL to sell its shares to a third party offering to purchase all of Chartwell's and FSNL's shares of Common Stock.

         Third Avenue Lease. In March 1996, the Company entered into a lease with an affiliate of Chartwell and an unaffiliated third party, as landlords, pursuant to which the Company has leased approximately 18,700 square feet of office space located at 605 Third Avenue, New York, New York for a period of ten years. Under this lease, the


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       35

Company is obligated to pay approximately $542,000 per year for each of the first five years, and approximately $600,000 per year for each of the last five years, of the term of the lease for the use of such office space. The terms of this lease are, in the opinion of the Company, substantially similar to the market terms that would be available from a third party for a similar property.

Relationships with Mr. Edelman

         Mr. Edelman is of counsel to Battle Fowler LLP, a New York City law firm that is representing the Company in various matters relating to the Proposed Chrartwell/FSNL Investment and has represented the Company, HFS and certain Chartwell Parties in the past with respect to various legal matters. That firm has represented the Company in connection with two of its open and operating casino gaming ventures. The Company expects to continue to utilize that firm after the closing of the Proposed Chartwell/FSNL Investment. In addition, Mr. Edelman was retained as a consultant to the Company in connection with the development of the Company's proposed casino projects in Pittsburgh and Erie, Pennsylvania, for the period from March 1994 through June 1995. During such period, Mr. Edelman was paid a fee of approximately $5,000 per month for providing such consulting services. That consulting agreement was terminated in January 1996.

Relationships with Mr. Stone

         Mr. Stone is currently a director of the Company. In December 1993, Mr. Stone was a partner in the Washington, D.C. public-affairs firm of Black, Manafort, Stone & Kelly. At that time, HFS engaged that firm to pursue gaming opportunities at the direction of the Company. The engagement letter was assigned by HFS to the Company in connection with the Distribution. The engagement agreement provided for payment by the Company of a monthly fee of $20,000 plus reasonable and necessary expenses. That agreement was amended to provide for a monthly fee of $10,000 plus expenses, commencing in February 1995. The agreement expired by its terms in June 1995.

         HFS also entered into an agreement dated March 22, 1994 with Mr. Stone for consulting services relating to the identification and development of opportunities for the Company to participate in gaming facilities. The consulting agreement was assigned by HFS to the Company in connection with the Distribution. Pursuant to the consulting agreement, Mr. Stone is to receive a consulting fee of 0.5% of the total cost of development of a gaming facility in respect of which Mr. Stone has rendered material services to the Company and was instrumental in causing the completion of the facility, plus one percent to five percent (to be mutually determined by the Company and Mr. Stone through negotiations on a transaction-by-transaction basis) of the proceeds to the Company from such facility after the Company receives a return of its investment. This agreement with Mr. Stone does not have a stated duration and is terminable by the Company upon notice to Mr. Stone. The Company did not pay Mr. Stone any fees under this agreement during 1995. Because the Company has decided to pursue investments in the lodging industry, the Company does not expect to have any future payment obligations to Mr. Stone under this agreement.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       36

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       Financial Statements:

                           See Index to Financial Statements on page F-1 hereof.

                  2.       Financial Statement Schedule:

                           Financial statement schedules and supplementary data are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                  3.       Exhibits:

                           See Exhibit Index commencing on page E-1 hereof.

         (b)      Reports on Form 8-K

                  None.

         (c)      See response to Item 14(a)(3) above.

         (d)      None.

C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       37

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NATIONAL LODGING CORP.



                                                By:   /s/ Martin L. Edelman
                                                      ---------------------
                                                      Martin L. Edelman
                                                      President
                                                      Date: May 24, 1996


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                   Date

         *                                  Chairman of the Board, Chief            May 24, 1996
- --------------------------------
Richard L. Fisher                           Executive Officer

/s/ Martin L. Edelman                       Director and President                  May 24, 1996
- --------------------------------
Martin L. Edelman

         *
- --------------------------------            Chief Financial Officer                 May 24, 1996
Kenneth J. Weber                            (principal financial and
                                            accounting officer)

         *                                  Director                                May 24, 1996
- --------------------------------
Henry R. Silverman

         *                                  Director                                May 24, 1996
- --------------------------------
Stephen P. Holmes

         *                                  Director                                May 24, 1996
- --------------------------------
James E. Buckman

         *                                  Director                                May 24, 1996
- --------------------------------
Marc E. Leland

         *                                  Director                                May 24, 1996
- --------------------------------
Michael J. Kennedy

         *                                  Director                                May 24, 1996
- --------------------------------
Robert F. Smith

         *                                  Director                                May 24, 1996
- --------------------------------
Roger J. Stone

                                                                                    May 24, 1996
*By:/s/ Martin L. Edelman
    ----------------------------
      Martin L. Edelman
      Attorney-in-Fact



C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       38

                                                   EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION                                                                  PAGE

2.1                        Transfer and Distribution
                           Agreement, dated as of November 22, 1994, between the Company and HFS. (Incorporated by reference to the Company's Current Report on Form 8-K, dated December
                           2, 1994, Exhibit 2.1).

2.2                        Agreement and Plan of Merger and Reorganization, dated as of
                           January 17, 1995, by and among Boomtown, Tweety Sub, Inc. and the
                           Company.  (Incorporated by reference to the Company's Current
                           Report on Form 8-K, dated February 1, 1995, Exhibit 2.1).

2.3                        Agreement and Plan of Merger by and among National Gaming Corp.,
                           NGC Acquisition Corp. and Par-A-Dice Gaming Corporation, dated
                           December 28, 1994.  (Incorporated by reference to the Company's
                           Annual Report on Form 10-K, dated December 31, 1994, Exhibit 2.3).

2.4                        Stock Purchase Agreement, dated as of December 19, 1995, between
                           Forte USA and the Company.  (Incorporated by reference to the
                           Company's Current Report on Form 8-K, dated January 23, 1996,
                           Exhibit 2.1).

2.5                        Amendment No. 1 to Stock Purchase Agreement, dated as of January
                           1996, between Forte USA, Inc. and the Company.  (Incorporated by reference to the Company's Current Report on Form 8-K, dated
                           January 23, 1996, Exhibit 2.2).

2.6                        Stock Purchase Agreement, dated as of December 20, 1995, by and between Chartwell Leisure Associates L.P. II and the Company.**

2.7                        Stock Purchase Agreement, dated as of February 14, 1996, by and between Chartwell Leisure Associates L.P. II, FSNL LLC and the
                           Company.**

2.8                        Form of Amended and Restated
                           Stock Purchase Agreement, dated as of March 14, 1996, by and among Chartwell Leisure Associates L.P.
                           II, FSNL LLC and the Company.**

3.1                        Restated Certificate of Incorporation of the Company.  (Incorporated
                           by reference to the Company's Current Report on Form 8-K, dated
                           December 2, 1994, Exhibit 3.1).

3.2                        Amended and Restated Bylaws of the Company.  (Incorporated by
                           reference to the Company's Current Report on Form 8-K, dated
                           December 2, 1994, Exhibit 3.2).

4.1                        Form of Common Stock Certificate.  (Incorporated by reference to
                           Amendment No. 2 to the Company's Registration Statement on Form
                           10/A (File No. 0-024794), dated November 2, 1994, Exhibit 4.1).

10.1                       Interim Financing Agreement, dated as of November 22, 1994, between the Company and HFS.  (Incorporated by reference to the
                           Company's Current Report on Form 8-K, dated December 2, 1994,
                           Exhibit 10.1).




*        Filed herewith.
**       Previously filed.
1        Management contract or compensatory plan or arrangement.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       E-1


EXHIBIT NO.                DESCRIPTION                                                                  PAGE

10.2 Gaming Related Marketing Services Agreement, dated as of November 22, 1994, between the Company and HFS.
                           (Incorporated by reference to the Company's Current
                           Report on Form 8-K, dated December 2, 1994, Exhibit
                           10.2).

10.3 Gaming Related Advisory Services Agreement, dated as of November 22, 1994, between the Company and HFS.
                           (Incorporated by reference to the Company's Current
                           Report on Form 8-K, dated December 2, 1994, Exhibit
                           10.3).

10.4                       Corporate Services Agreement, dated as of November
                           22, 1994, between the Company and HFS. (Incorporated by reference to the Company's Current Report on Form
                           8-K, dated December 2, 1994, Exhibit 10.4).

10.5 Facility Lease, dated as of November 22, 1994, between the Company and HFS. (Incorporated by reference to the Company's Current Report on Form
                           8-K, dated December 2, 1994, Exhibit 10.5).

10.6 Tax Sharing and Indemnification Agreement, dated as of November 22, 1994, between the Company and HFS.
                           (Incorporated by reference to the Company's Current
                           Report on Form 8-K, dated December 2, 1994, Exhibit
                           10.6).

10.7                       Employment Agreement, dated as of November 22, 1994, between the
                           Company and Henry R. Silverman.  (Incorporated by reference to the
                           Company's Current Report on Form 8-K, dated December 2, 1994,
                           Exhibit 10.7).1

10.8                       Employment Agreement, dated as of June 6, 1994, between Robert S.
                           Kingsley and HFS (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A (File No. 0-
                           024794), dated October 21, 1994, Exhibit 10.8).1

10.9                       1994 Stock Option Plan of the Company.  (Incorporated by reference to the Company's Current Report on Form 8-K, dated December 2,
                           1994, Exhibit 10.8).1

10.10                      Lease Agreement between HFS Gaming Corp. as Landlord and
                           Mississippi-I Gaming, L.P. as Tenant, dated as of April 27, 1994.
                           (Incorporated by reference to HFS' Form 10-Q for the quarter ended
                           March 31, 1994, Exhibit 10.2).

10.11                      Marketing Services Agreement, dated as of April 27, 1994, by and among Boomtown, Inc. and HFS Gaming Corp.  (Incorporated by reference to HFS' Form 10-Q for the quarter ended March 31, 1994,
                           Exhibit 10.3).

10.12                      Asset Purchase and Sale Agreement, dated as of April
                           27, 1994, by and between HFS Gaming Corp. and
                           Mississippi-I Gaming, L.P. (Incorporated by reference to HFS' Form 10-Q for the quarter ended March 31, 1994, Exhibit 10.1).

10.13                      Casino Financing Agreement, dated as of August 3, 1993, between
                           HFS and Rainbow Casino Corporation.  (Incorporated by reference to
                           HFS' Form 10-K for the year ended December 31, 1993, Exhibit
                           10.31).



*        Filed herewith.
**       Previously filed.
1        Management contract or compensatory plan or arrangement.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       E-2


EXHIBIT NO.                DESCRIPTION                                                                  PAGE

10.13(a)                   Amendment of Casino Financing Agreement, dated as of February 25,
                           1994, between HFS and Rainbow Casino Corporation.  (Incorporated by reference to HFS' Form 10-K for the year ended December 31,
                           1993, Exhibit 10.31(a)).

10.13(b) Second Amendment of Casino Financing Agreement, dated as of August 11, 1994, among HFS, Rainbow Casino
                           Corporation, Rainbow Development Corporation and
                           Rainbow Casino - Vicksburg Partnership, L.P.
                           (Incorporated by reference to the Company's Annual
                           Report on Form 10-K, dated December 31, 1994, Exhibit
                           10.13(b)).

10.14                      Marketing Services Agreement, dated as of March 15,
                           1994, between Rainbow Casino Corporation and HFS
                           Gaming Corp. (Incorporated by reference to HFS' Form
                           10-K for the year ended December 31, 1993, Exhibit
                           10.32).

10.15 Consolidation Agreement, dated as of March 29, 1995, among Rainbow Casino Corporation, National Gaming
                           Mississippi Inc., HFS Gaming Corp., Alliance Gaming
                           Corp., United Gaming Corp., Rainbow Casino -
                           Vicksburg Partnership, L.P., Mr. John A. Barlett,
                           Jr., Mr. Leigh Seipel, Rainbow Development
                           Corporation and the Company. (Incorporated by reference to the Company's Annual Report on Form
                           10-K, dated December 31, 1994, Exhibit 10.15).

10.16 Agreement, dated as of March 29, 1995, between the Rainbow Casino Corporation and National Gaming
                           Mississippi, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K, dated December
                           31, 1994, Exhibit 10.16).

10.17                      Loan Agreement, dated as of October 26, 1993, among Alpha
                           Hospitality Corporation, Alpha Gulf Coast, Inc., as Borrower, and
                           HFS Gaming Corp., as Lender.  (Incorporated by reference to HFS'
                           Registration Statement on Form S-1 (Registration No. 33-70706,
                           Exhibit 10.40).

10.18                      Marketing Services Agreement, dated as of October 26, 1993, among
                           Alpha Gulf Coast, Inc., HFS Gaming Corp. and HFS.  (Incorporated
                           by reference to Amendment No. 1 to the Company's Registration
                           Statement on Form 10/A (File No. 0-024794), dated October 21, 1994,
                           Exhibit 10.17).

10.19                      Subscription Agreement, dated March 4, 1994, between Century
                           Casinos Management, Inc. and HFS.  (Incorporated by reference to
                           HFS' Form 10-K for the year ended December 31, 1993, Exhibit
                           10.36).

10.20                      Marketing Services Agreement, dated as of March 4, 1994, between
                           Century Casinos Management, Inc. and HFS Gaming Corp.
                           (Incorporated by reference to Amendment No. 1 to the Company's
                           Registration Statement on Form 10/A (File No. 0-024794), dated
                           October 21, 1994, Exhibit 10.19).



*        Filed herewith.
**       Previously filed.
1        Management contract or compensatory plan or arrangement.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       E-3


EXHIBIT NO.                DESCRIPTION                                                                  PAGE

10.21                      Assignment Agreement, dated as of April 14, 1994, by and among
                           Bennett Funding, Inc. and Gamma International, Ltd., as Assignors,
                           HFS as Assignee, and Alfred J. Luciani D/B/A Luciani & Associates
                           LLC.  (Incorporated by reference to Amendment No. 1 to the
                           Company's Registration Statement on Form 10/A (File No.
                           0-024794), dated October 21, 1994, Exhibit 10.20).

10.22                      Preliminary Development Agreement, dated February 28, 1994, between HFS and the Urban Redevelopment Authority of the City of
                           Pittsburgh.  (Incorporated by reference to HFS' Form 10-K for the year ended December 31, 1993, Exhibit 10.35).

10.23                      Letter of Intent, dated March 1, 1994, between the Urban
                           Redevelopment Authority of the City of Pittsburgh and HFS.
                           (Incorporated by reference to Amendment No. 1 to the Company's
                           Registration Statement on Form 10/A (File No. 0-024794), dated
                           October 21, 1994, Exhibit 10.22).

10.24                      Memorandum of Understanding, dated April 14, 1994, between HFS and The Erie Professional Associates.  (Incorporated by reference to
                           Amendment No. 1 to the Company's Registration Statement on Form
                           10/A (File No. 0-024794), dated October 21, 1994, Exhibit 10.23).

10.25                      Joint Venture Agreement of Erie Casino Associates, dated as of May
                           18, 1994, between The Erie Professional Associates and Keystone Erie
                           Gaming, Inc.  (Incorporated by reference to Amendment No. 1 to the
                           Company's Registration Statement on Form 10/A (File No.
                           0-024794), dated October 21, 1994, Exhibit 10.24).

10.26                      Letter of Intent, dated February 24, 1994, between Jumers of
                           St. Charles, Inc. and HFS.  (Incorporated by reference to Amendment
                           No. 1 to the Company's Registration Statement on Form 10/A (File
                           No. 0-024794), dated October 21, 1994, Exhibit 10.25).

10.27                      Joint Venture Agreement, dated as of October 1, 1994, between
                           Keystone Pittsburgh Gaming, Inc. and The Pittsburgh Professional
                           Associates.  (Incorporated by reference to Amendment No. 1 to the
                           Company's Registration Statement on Form 10/A (File No. 0-024794),
                           dated October 21, 1994, Exhibit 10.26).

10.28                      Amended and Restated Preferred Stock Purchase Agreement, dated as of October 6, 1993, between HFS Gaming Corp. and Odyssey Gaming
                           Corporation.  (Incorporated by reference to HFS' Registration
                           Statement on Form S-1 (Registration No. 33-70706, Exhibit 10.39).

10.29                      Earnout Agreement, dated as of September 30, 1991, and amended and restated as of December 20, 1991 among HFS and Messrs. Stanley
                           S. Tollman and Monty D. Hundley.  (Incorporated by reference to
                           HFS' Registration Statement on Form S-1 (Registration No. 33-
                           51422), Exhibit 10.17).

10.29(a)                   Letter Agreement, dated as of May 26, 1993, among HFS and
                           Bryanston Group, Inc. relating to the modification of the Earnout
                           Agreement.  (Incorporated by reference to HFS' Registration
                           Statement on Form S-1 (Registration No. 33-63398), Exhibit
                           10.18(a)).



*        Filed herewith.
**       Previously filed.
1        Management contract or compensatory plan or arrangement.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       E-4


EXHIBIT NO.                DESCRIPTION                                                                  PAGE

10.29(b)                   Amendment to Agreement, dated December 1993, between HFS and
                           Bryanston Group, Inc. (Incorporated by reference to HFS' Form 10-K for the year ended December 31, 1993, Exhibit 10.9(b)).

10.30                      Option Agreement, dated as of September 30, 1994, between HFS and the Urban Redevelopment Authority of the City of Pittsburgh.
                           (Incorporated by reference to Amendment No. 1 to the Company's
                           Registration Statement on Form 10/A (File No. 0-024794), dated
                           October 21, 1994, Exhibit 10.29).

10.31                      Memorandum of Understanding, dated October 1, 1994, between HFS and The Pittsburgh Professional Associates.  (Incorporated by
                           reference to Amendment No. 1 to the Company's Registration
                           Statement on Form 10/A (File No. 0-024794), dated October 21, 1994,
                           Exhibit 10.31).

10.32                      Option Agreement, dated as of October 26, 1993, between HFS
                           Gaming Corp. and Alpha Hospitality Corporation.  (Incorporated by
                           reference to Amendment No. 1 to the Company's Registration
                           Statement on Form 10/A (File No. 0-024794), dated October 21, 1994,
                           Exhibit 10.32).

10.33                      Agreement, dated as of June 30, 1994, between HFS and Chartwell
                           Leisure Associates, L.P. (Incorporated by reference to Amendment No.
                           1 to the Company's Registration Statement on Form 10/A (File No. 0-
                           024794), dated October 21, 1994, Exhibit 10.33).

10.33(a)                   Sharing Agreement, dated November 22, 1994, among
                           HFS, Chartwell Leisure Associates, L.P. and the
                           Company. (Incorporated by reference to the Company's
                           Annual Report on Form 10-K, dated December 31, 1994,
                           Exhibit 10.33(a)).

10.34                      Letter Agreement, dated September 11, 1994, between HFS and
                           Century Casinos, Inc.  (Incorporated by reference to Amendment No.
                           1 to the Company's Registration Statement on Form 10/A (File No. 0-
                           024794), dated October 21, 1994, Exhibit 10.34).

10.35                      Letter Agreement, dated March 4, 1994, between HFS and Century
                           Casinos Management, Inc.  (Incorporated by reference to Amendment
                           No. 1 to the Company's Registration Statement on Form 10/A (File
                           No. 0-024794), dated October 21, 1994, Exhibit 10.35).

10.36                      Guarantee Letter, dated January 17, 1995, by and among HFS, the
                           Company and Boomtown.  (Incorporated by reference to the
                           Company's Current Report on Form 8-K dated February 1, 1995,
                           Exhibit 10.1).

10.37                      Form of Option Agreement, dated as of November 6,
                           1995, between National Gaming Mississippi, Inc. and
                           Mississippi - I Gaming, L.P. (Incorporated by reference to the Company's Quarterly Report on Form
                           10-Q for the quarter ended September 30, 1995,
                           Exhibit 10.1).

10.38                      Form of Lease Amendment, dated as of November 6,
                           1995, between National Gaming Mississippi, Inc. and
                           Mississippi - I Gaming, L.P. (Incorporated by reference to the Company's Quarterly Report on Form
                           10-Q for the quarter ended September 30, 1995,
                           Exhibit 10.2).



*        Filed herewith.
**       Previously filed.
1        Management contract or compensatory plan or arrangement.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       E-5


EXHIBIT NO.                DESCRIPTION                                                                  PAGE

10.39                      Letter Agreement, dated August 18, 1995, among the Company, HFS
                           Incorporated and Bryanston Group, Inc.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
                           September 30, 1995, Exhibit 10.3).

10.40                      Registration Rights Agreement, dated as of December 20, 1995, between Chartwell Leisure Associates L.P. II and the Company.**

10.41                      Agreement Among Purchasers, dated as of January 22,
                           1996, among HFS Incorporated, Motels of America, Inc.
                           and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K, dated January
                           23, 1996, Exhibit 10.1).

10.42                      Credit Agreement, dated as of January 23, 1996, among Chemical
                           Bank, Bankers Trust Company, various banks named therein and the
                           Company.  (Incorporated by reference to the Company's Current
                           Report on Form 8-K, dated January 23, 1996, Exhibit 10.2).

10.43 Pledge Agreement, dated as of January 23, 1996, among the Company, Forte Hotels, Inc. and the other parties named therein, as Pledgors, and Bankers Trust
                           Company, as Pledgee and Collateral Agent.
                           (Incorporated by reference to the Company's Current
                           Report on Form 8-K, dated January 23, 1996, Exhibit
                           10.3).

10.44                      Form of Agreement of Lease between Fisher 40th & 3rd Company and Hawaiian Realty, Inc., as landlord, and the Company, as tenant.**

10.45                      Employment and Noncompetition Agreement, dated as of March 1,
                           1996, by and between Kenneth J. Weber and the Company.** 1

10.46                      Employment Letter Agreement, dated as of January 23, 1996, between
                           Douglas H. Verner and the Company.** 1

10.47                      Letter Loan Agreement, dated January 22, 1996, between Bank of
                           America National Trust and Savings Association and Forte Hotels,
                           Inc.**


10.48                      Employment Letter Agreement,
                           dated as of January 23, 1996, by and between Carl
                           Winston and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit 10.1).1

10.49                      License Agreement, dated as of January 23, 1996, between Bear
                           Acquisition Corp., as Licensor, and Forte Hotels, Inc., as Licensee.*

21.1                       Subsidiaries of the Company.**





*        Filed herewith.
**       Previously filed.
1        Management contract or compensatory plan or arrangement.


C/M:  11752.0003 347035.13 05/24/96 3:21PM
                                       E-6

NATIONAL LODGING CORP. AND
SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended December 31, 1995 and 1994, and
Independent Auditors' Report


C/M:  11752.0003 368431.2

NATIONAL LODGING CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                          Page
CONSOLIDATED FINANCIAL STATEMENTS

  Independent Auditors' Report                                            F-2

  Consolidated Balance Sheets at December 31, 1995 and 1994               F-3

  Consolidated Statements of Operations for the Years
    Ended December 31, 1995 and 1994 and the Period
    August 1, 1993 (date of inception) to December 31, 1993               F-4

  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 1995 and 1994 and the Period
    August 1, 1993 (date of inception) to December 31, 1993               F-5

  Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1995 and 1994 and the Period
    August 1, 1993 (date of inception) to December 31, 1993               F-6

  Notes to Consolidated Financial Statements                       F-7 to F-17

C/M:  11752.0003 368431.2
                                        F-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of National Lodging Corp.

We have audited the accompanying consolidated balance sheets of National Lodging Corp. (previously known as National Gaming Corp.) and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 and the period August 1, 1993 (date of inception) to December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of National Lodging Corp. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 and the period August 1, 1993 (date of inception) to December 31, 1993, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP                      /s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

March 11, 1996

C/M:  11752.0003 368431.2
                                       F-2

NATIONAL LODGING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(In Thousands, Except Share Amounts)




ASSETS                                                   1995         1994

CURRENT ASSETS:                                     $    51,470  $   44,233
  Cash and cash equivalents                              10,481       10,706
  Loans receivable                                          837          901

  Prepaid and other current assets

        Total current assets                             62,788       55,840

INVESTMENTS                                              16,700       20,092

LOANS RECEIVABLE                                         7,166        15,375

JOINT VENTURE INTERESTS                                  -             5,441

OTHER ASSETS                                             420             511

DEFERRED TAXES                                            -            1,636
                                                        - -

TOTAL ASSETS                                        $    87,074   $   98,895
                                                     ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $        66 $        384
  Accrued expenses                                          486          943
  Deferred taxes                                              -          589
                                                       - -

        Total current liabilities                           552        1,916

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 6, 7, 10)

STOCKHOLDERS' EQUITY:
  Preferred stock $1.00 par value - 10,000,000 authorized;
    none issued and outstanding                             -            -
  Common stock, $.01 par value - 100,000,000 authorized;
    5,452,320 and 4,630,020 issued and
     outstanding, respectively                               55           46
  Paid-in capital                                       106,697       99,611
  Accumulated deficit                                   (20,280)      (2,098)
  Unrealized gain (loss) on securities
     available for sale                                      50         (580)

          Total stockholders' equity                     86,522       96,979
                                                        -  -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    87,074  $    98,895
                                                       ===========  ===========



 See accompanying notes to consolidated financial statements.

C/M:  11752.0003 368431.2
                                     F-3

NATIONAL LODGING CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND THE PERIOD
AUGUST 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1993
(In Thousands, Except Share Amounts)




                                                         1995          1994       1993

REVENUE:
  Interest                                            $ 4,012       $ 1,347      $    128
  Gain on sale of securities                              -           1,044            -
                                                               -

Total revenue                                           4,012         2,391          128

EXPENSES:
  Development                                          15,482         2,414          -
  General and administrative                            2,756         2,742          -
  General and administrative - related party            3,247           339           581
                                                            -      -

Total expenses                                         21,485         5,495            581
                                                            -      -


Loss before income tax provision (benefit)           (17,473)       (3,104)          (453)
Income tax provision (benefit)                            709       (1,273)          (186)
                                                           -       -


Net loss                                            $(18,182)      $(1,831)      $   (267)
                                                    ========       =======       =========


PER SHARE INFORMATION:
  Net loss                                            $   (3.57)   $  (0.37)     $  (0.05)
                                                      =========    ========      =========

Weighted average common
  shares outstanding                                    5,099         5,003         5,001



See accompanying notes to consolidated financial statements.



C/M:  11752.0003 368431.2
                                        F-4

NATIONAL LODGING CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND THE PERIOD
AUGUST 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1993
(In Thousands, Except Share Amounts)





                                                                                  Unrealized
                                                                                 Gain (Loss) On
                                                                                  Securities
                                        Common Stock       Paid-in   Accumulated   Available
                                       Shares      Amount  Capital    Deficit      For Sale        Total

ISSUANCE OF CAPITAL STOCK,
  AUGUST 1, 1993                         100      $  -     $    -       $   -        $     -     $    -

Capital contribution from HFS             -          -        12,308        -              -     12,308
Net loss                                  -          -         -         (267)             -        (267)
                                   -    -       -

BALANCE, DECEMBER 31, 1993              100         -     12,308         (267)              -     12,041

Capital contribution from HFS            -         -     87,349             -               -     87,349
Issuance of shares in connection
  with the Distribution (Note 2)  4,529,520        45       (45)             -              -          -
Issuance of common stock -
  reserved for issuance             100,400         1        (1)             -              -          -
Net loss                              -             -          -       (1,831)              -      (1,831)
Unrealized loss on securities
  available for sale                  -             -         -            -              (580)      (580)
                                 -                -   -

BALANCE, DECEMBER 31, 1994        4,630,020        46     99,611       (2,098)            (580)    96,979

Issuance of shares (Note 9(C))      904,930         9      8,302             -              -       8,311
Issuance of common stock -
  reserved for issuance              71,480         1        (1)             -              -          -
Acquisition and cancellation
  of treasury stock (Note 6(c)     (154,110)       (1)    (1,215)             -             -      (1,216)
Net loss                              -             -          -      (18,182)              -      (18,182)
Reversal of unrealized loss
  related to securities sold          -             -          -             -             580        580
Unrealized gain on securities
  available for sale                  -             -         -              -              50         50
                               -    - -

BALANCE, DECEMBER 31, 1995        5,452,320     $  55   $106,697     $(20,280)       $     50    $  86,522
                                 ==========     =====   ========     ========        ========    =========



See accompanying notes to consolidated financial statements.




C/M  11752.0003 368431.1
                                           F-5

NATIONAL LODGING CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND THE PERIOD
AUGUST 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1993
(In Thousands)
- -------------------------------------------------------------------------------




                                                  1995         1994         1993

OPERATING ACTIVITIES:
  Net loss                                      $ (18,182)    $ (1,831)     $  (267)
  Adjustments to reconcile net loss
   to net cash used in operating
    activities:
  Amortization of investment loan discounts and
    deferred loan costs                              (45)        (201)         (42)
  Write-off of joint venture interests
    and investments                                10,485        -            -
  Deferred income taxes                               644        (714)           70
  Deferred financing costs                           (62)        (863)        (129)
  Gain on sale of securities                                   (1,004)
  Loss on sale of land                                520        -            -
  Increase (decrease) from changes in:
    Other current assets                            (139)        (895)          (6)
    Other assets                                    1,006        (395)        (137)
    Accounts payable and other accrued expenses     (775)        1,200          127
                                                   -------     --------      -------
      Net cash used in operating activities       (6,548)      (4,743)        (384)
                                                  --------     --------      -------
INVESTING ACTIVITIES:
  Loans to casino projects                        (1,189)     (18,728)     (10,580)
  Investment in joint ventures and casino
     projects                                     (4,322)     (24,809)      (5,360)
  Proceeds from investments                         2,360        -            -
  Proceeds from sale of securities                    559       4,697         -
  Proceeds from sale of land                          846        -            -
  Principal payments received on loans              7,220        467         4,016
                                                  ---------    ------      --------
      Net cash provided by (used in) investing
        activities                                  5,474     (38,373)     (11,924)
                                                  ---------   --------     --------
FINANCING ACTIVITIES:
  Issuance of stock                                 8,311        -            -
  Capital contribution from HFS                      -          87,349      12,308
                                                  ---------   --------     --------

      Net cash provided by financing activities     8,311       87,349      12,308
                                                  ---------   --------     --------


NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                  7,237       44,233        -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              44,233         -           -
                                                  ---------   --------     --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                  $ 51,470     $ 44,233   $    -
                                                 ========     ========   ========



See Note 6(a) for noncash investing activity. See accompanying notes to consolidated financial statements.

C/M  11752.0003 368431.1
                                        F-6

NATIONAL LODGING CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AND FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND
THE PERIOD AUGUST 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1993




1. BUSINESS

   National Lodging Corp. (formerly known as National Gaming Corp.) and subsidiaries (the "Company") became an independent publicly held entity following the distribution of all of the outstanding capital stock of the Company by HFS Incorporated ("HFS") to HFS stockholders on November 22, 1994. At the distribution date, the Company was engaged in the business of developing and owning casino gaming facilities.

   Due to a confluence of negative factors impacting the Company's gaming investments and the gaming industry, on November 9, 1995, the Company announced a decision by its Board of Directors to curtail future gaming investments and focus on investments and acquisitions in nongaming industries. On January 23, 1996, the Company acquired the outstanding common stock of Forte Hotels, Inc. ("FHI") for approximately $98.4 million subject to certain working capital adjustments and commenced engaging in the business of hotel ownership, management and development (see Note 4).

2. DISTRIBUTION

   On November 22, 1994 (the "Distribution Date"), HFS distributed to its stockholders, one share of the Company Common Stock for every 10 shares owned of HFS as of the November 14, 1994 record date. Subsequent to the Distribution Date, HFS no longer has an equity interest in the Company.

   The net assets contributed by HFS to the Company in connection with the distribution were comprised of the following ($000's):

     Cash                                                              $50,000
     Loans receivable                                                   25,999
     Investments                                                        16,861
     Joint venture interests                                             5,203
     Other - net                                                           157
                                                                       -

     Total net assets contributed                                      $98,220

   At the Distribution Date, the Company and HFS entered into agreements for marketing, financing, advisory and corporate services and a facility lease. The Company and HFS modified or terminated certain of these arrangements upon the acquisition of FHI. The marketing services agreement, which was canceled on January 24, 1996, allowed HFS the right to provide marketing services to any gaming facility that the Company affiliated with through November 2019. Pursuant to the financing agreement, HFS committed to provide up to $75 million in guarantees or loans at an interest rate of LIBOR plus 250 basis points to the Company, for a fee equal to 2% of its annual commitment. The agreement was modified on January 23, 1996 to extend the term to coincide with the term of the revolving credit facility which was used to finance the acquisition of FHI. Included in General and Administrative - Related Party expense is $1.5 million and $162,500 for the years ended December 31, 1995 and 1994, respectively, related to the

C/M  11752.0003 368431.1
                                        F-7
   financing agreement. HFS provided investment advisory services to the Company under a 25-year arrangement for a fee equal to 2% of the total development or acquisition costs associated with completed transactions. In December 1994, the Company incurred costs of approximately $90,000 relating to the Company's investment in Prescott (see Note 7(b)) pursuant to the advisory agreement. The Company and HFS agreed to terminate the advisory agreement on January 22, 1996. Accordingly, except for advisory services provided by HFS in connection with the proposed sale of 4 million shares to Chartwell Leisure Associates L.P. II ("Chartwell") and FSNL LLC ("FSNL") (see Note 4(B)) and the acquisition of FHI, the Company will no longer be obligated to pay fees to HFS under the advisory agreement. Under the corporate services agreement, HFS provides the Company with general corporate support services through November 2019 for consideration equal to the greater of $1.5 million or 2% of the Company's revenue up to a maximum fee of $10 million annually. On January 24, 1996, the Company and HFS modified the agreement to fix the annual fee at $1.5 million annually and add advisory services in connection with business acquisitions, financings and other transactions by the Company and to limit corporate support services to certain corporate accounting services through September 30, 1996. The Company subleases 7,500 square feet of office space from HFS at $130,000 per year through March 1, 1996.

   The Company's cash requirements prior to the Distribution Date were supported by HFS. Significant requirements include the payment of salaries, related benefits and development expenditures. Prior to the Distribution Date, General and Administrative - Related Party expenses include the allocation of certain HFS costs associated with corporate administration and other overhead costs based upon actual expenses incurred and an estimate of time spent by HFS employees for the benefit of the Company. Management believes that the costs allocated to the Company are reasonable. Expenditures made by HFS on behalf of the Company represented permanent capital and, accordingly, are included in Paid-in Capital through the Distribution Date.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A. Principles of Consolidation - The consolidated financial statements include the accounts and transactions of the Company, together with its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

   B. Investments and Joint Venture Interests - Costs directly associated with the development and acquisition of investments and joint venture interests in casino gaming ventures are included with the related investment. Costs associated with unsuccessful efforts, lobbying expenses and development costs not directly associated with an investment or joint venture interest are expensed as incurred.

         Investments in marketable equity securities are considered available for sale and are reported at fair value. Unrealized gains and losses are excluded from earnings and reported in a separate component of stockholder's equity. Management periodically evaluates each investment to determine whether a decline in fair value below the amortized cost is other than temporary.

         Investments which are nonmarketable equity securities and joint venture interests are recorded at the lower of cost or net realizable value. Management periodically evaluates such investments based upon the present value of anticipated future cash flows, the likelihood of favorable casino gaming legislation, evaluation of available financial statements and management's judgment about the ability to recover such costs over future operations. With respect to investments in which the Company has less than a 20 per cent interest, those investments are accounted for at cost.


C/M  11752.0003 368431.1
                                        F-8

   C. Loan Origination Costs - Included in loans receivable are costs directly associated with the issuance of loans to casino gaming entities. These costs are amortized over the life of related loans receivable using the interest method.

   D. Allowance for Loan Losses - The Company evaluates the collectability of loans receivable on a quarterly basis. The major factors considered in evaluating potential losses are the current financial position of the borrower, general economic considerations and the net realizable value of any collateral received. As of December 31, 1995, the Company has not provided for any loan losses.

   E. Income Taxes - The Company uses the liability method of recording deferred income taxes. Differences in financial and tax reporting result from differences in the recognition of income and expenses for financial and income tax purposes. Subsequent to the Distribution the Company and its subsidiaries file a consolidated federal income tax return.

   F. Cash Flow Information - The Company considers highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   G. Loss Per Share - Loss per share is computed based upon the number of shares outstanding plus the shares issuable in connection with the Distribution. Common stock equivalents are not included as they would be antidilutive.

   H. Significant Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company was engaged in the business of developing and owning casino gaming facilities. As such, all of the Company's loans and investments are with casino operators, developers or investors. The success of casino gaming investments is dependent on a difficult and unpredictable regulatory environment, availability of third-party financing, successful licensing efforts and the ability to withstand competition in existing jurisdictions. During 1995, the Company announced a decision by its Board of Directors to curtail future gaming investments and focus on investments and acquisitions in nongaming industries. As a result, during the third quarter of 1995, the Company began to liquidate certain gaming investments and wrote down other investments and joint ventures to their estimated net realizable value.

         Management believes, based upon available evidence, that gaming related assets at December 31, 1995 are stated at the lower of cost or estimated net realizable value, however, the continued uncertainty surrounding the ability of these assets to generate positive cash flow necessarily results in the potential for future write-downs to present these assets at their estimated net realizable value in subsequent periods.

4. SUBSEQUENT EVENTS

   A. On January 23, 1996, the Company acquired the outstanding common stock of FHI for approximately $98.4 million subject to certain working capital adjustments. In related transactions on January 23, 1996 prior to consummation of the FHI Acquisition, HFS and Motels of America, Inc. acquired from FHI the Travelodge franchise system and 19 motel properties, respectively for

C/M  11752.0003 368431.1
                                        F-9
      an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company include 15 wholly-owned hotels and motels and a joint venture interest, ranging from 47% to 77% in 97 other lodging facilities. The Company financed $60 million of the purchase price with proceeds from a bank revolving credit facility ("Credit Facility") and $38.4 million with existing cash. HFS provided advisory services in connection with the acquisition for which the Company paid a $1,968,000 fee.

         The Credit Facility provides up to $125 million of unsecured borrowings through December 31, 2001. Revolving loans under the Credit Facility may be borrowed, at the Company's option, as Base Rate Loans or Eurodollar Loans. Interest on the outstanding principal amount of each Base Rate Loan is payable at an annual rate equal to the highest of i) the administrative agent's Prime Lending Rate, ii) the Adjusted Certificate of Deposit Rate plus 0.50%, or iii) the Federal Funds Rate plus 0.50%. The interest on the outstanding principal amount of each Eurodollar Loan is payable at an annual rate of the Eurodollar Rate plus a margin not to exceed 0.75%. The Company incurred $1.1 million of costs related to execution of the Credit Facility and is required to pay an annual administration fee of $150,000. The revolving credit facility also contains covenants including restrictions on indebtedness, maintenance of net worth, minimum interest coverage, minimum fixed charge, maximum leverage coverages and others.

         The acquisition described above will be accounted for by the purchase method. The operating results of the acquired company will be included in the consolidated statements of operations from its acquisition date, January 23, 1996. The excess of cost over book value of the net assets acquired will be allocated to the acquired hotel properties and joint venture interests and will be amortized on a straight-line basis over 25 years, which reflects the estimated useful lives of the acquired properties.

         The following presents the unaudited pro forma consolidated results of operations for the year ended December 31, 1995 as if the transactions described above occurred on January 1, 1995:


                                          (In Thousands Except
                                             per Share Amounts)
                                                   (Unaudited)

               Revenues                            $69,141
               Net loss                            (21,023)
               Net loss per share                    (4.12)


         The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.


   B. On February 14, 1996, the Company entered into an agreement with Chartwell and FSNL to sell approximately 4 million newly issued shares of unregistered Company stock for $57 million. Upon shareholder approval and completion of such sale, Chartwell and FSNL will own approximately 52% of the outstanding common stock of the Company. The Company chairman and chief executive officer, who holds similar positions at HFS, resigned effective February 1, 1996 and was replaced by a principal of Chartwell. HFS provided advisory services in connection with the transaction for which the Company will pay a $1,140,000 fee.

C/M  11752.0003 368431.1
                                        F-10

   C. In March 1996, the Company entered into a letter of intent with Capital Properties Limited Partnership ("CPLP") to acquire a majority interest in CPLP, which owns 20 hotels and a one-half interest in an additional hotel, which are limited service hotels, located throughout Canada and franchised under the "Travelodge" brand name. The acquisition is expected to be accomplished by the Company providing debt/equity financing sufficient to retire CPLP's existing bank debt of approximately 132.4 million Canadian dollars. The letter of intent provides the Company with future rights to acquire the remaining interest in CPLP.

   D. During March 1996, the Company entered into a lease with an affiliate of Chartwell and an unaffiliated third party, as landlords, pursuant to which the Company has leased approximately 18,700 square feet of office space for a period of 10 years. Under this lease, the Company is obligated to pay approximately $542,000 per year for each of the first five years, and approximately $600,000 per year for each of the last five years of the term of the lease for the use of such office space. The terms of this lease are, in the opinion of the Company, substantially similar to the market terms that would be available from a third party for similar property.

5. INCOME TAXES

   As of December 31, 1995, the Company had net tax operating loss carryforwards of approximately $13,700,000 available for federal income tax purposes, expiring through 2010. The net operating loss carryforward available to offset future taxable income will be restricted over several years as a result of future changes in ownership, pursuant to section 382 of the Internal Revenue Code of 1986 (see Note 4(B)). Prior to the Distribution, the Company's taxable losses were included in the consolidated tax return of HFS. Income taxes for the Company were calculated based on an allocation of the consolidated income tax provision of HFS, considering the Company's results of operations in relation to HFS consolidated results of operations. Prior to the Distribution, the benefit attributable to the losses also benefited HFS. Accordingly, through November 22, 1994 a portion of income tax benefits ($813,000 in 1994 and $256,000 in 1993) represent benefits which contributed to HFS' consolidated income tax return. These amounts were netted with the distribution from HFS, recorded as paid-in-capital.

   The components of the income tax provision (benefit) for the years ended December 31, 1995 and 1994 and the period August 1, 1993 (date of inception) to December 31, 1993 are as follows ($000's):

                                                   1995     1994    1993
      Current:
        Federal                                  $  -    $(1,551)   $(219)
        State                                      65       (436)     (37)
                                                 ------   -------- --------

                                                    -     (1,987)  (256)

      Deferred:
        Federal                                     472      558      60
        State                                       172      156      10
                                                 ------   -------- --------

                                                    644      714      70
                                                 ------   -------- --------

      Total income tax provision (benefit)       $  709  $(1,273)$ (186)
                                                 ======  ======= ======



C/M  11752.0003 368431.1
                                        F-11

   The components of the deferred income tax assets and liabilities are as follows ($000's):

                                                                  December 31,
                                                                  1995    1994

      Deferred tax assets:
        Imputed interest on loans                            $     -    $   774
        Unrealized loss on securities available for sale           -        403
        Losses not currently deductible                        1,994         -
        Net tax operating loss carryforward                    5,629        459

                                                               7,623      1,636
        Less: valuation allowance                             (7,623)-

        Net deferred tax asset                                $    -     $1,636

      Deferred tax liabilities: common stock - warrants       $    -     $   589


   The Company's effective income tax rate of 41% for the year ended December 31, 1994 and the period August 1, 1993 (date of inception) to December 31, 1993 differs from the statutory federal rate of 35% due to the impact of state income taxes. At December 31, 1995, the Company has provided a 100% valuation allowance on its deferred tax assets. Management believes the valuation allowance is required based upon the Company's history of losses, thereby concluding that it is more likely than not that the Company will not realize deferred tax assets. As such, the income tax provision consists primarily of the write-off of prior year deferred tax assets.

6. LOANS RECEIVABLE

Loans receivable consists of ($000's):

   (a)Consists of a mortgage loan receivable from the Urban Redevelopment Authority of the City of Pittsburgh ("URA") in connection with the URA's purchase of a 100-acre tract on the Monongahela River in Pittsburgh, Pennsylvania. The loan bears interest at 4% which is not payable until maturity, and is secured by the entire tract of land. On September 30, 1995 the URA exercised its option to extend the maturity of its loan due the Company from September 30, 1995 to September 30, 1996. The option requires that interest payments be remitted during the extension period. Such land was expected to be utilized by the Company in connection with the development of a riverboat casino facility; however, as a result of the URA's decision not to permit gaming on the site, the Company has notified the URA that it will not exercise its option to purchase a portion of such site and expects to seek collection of the loan in September 1996. In January 1996, the Company received $3.8 million of principal and accrued interest on the loan.

   (b)Consists of a loan to Rainbow Casino Corporation ("Rainbow") to finance the licensing, construction and start-up costs for a dockside casino located in Vicksburg, Mississippi which commenced operations in July 1994. Under the terms of the promissory note, Rainbow pays $153,383 in monthly installments of principal and interest at 7-1/2% through maturity in August 2001, before the allocation of loan payments to Chartwell Leisure Associates L.P. ("Chartwell Leisure"), an affiliate of Chartwell, in connection with the Company's interest in a family entertainment center located on the Rainbow site (see Note 7(e)). The loan is secured by a first mortgage on existing real and tangible personal property excluding certain equipment.

C/M  11752.0003 368431.1
                                        F-12

         At the inception of the loan, the Company recorded the loan receivable based upon an imputed interest rate of 10% which was determined to be a fair market rate based upon comparable loans with similar risk. Accordingly, a loan receivable discount approximating $0.8 million was recorded and a corresponding amount was assigned to HFS' marketing agreements prior to the Distribution. The loan receivable discount is being amortized in accordance with the interest method over the life of the loan. Accumulated amortization of the loan receivable discount at December 31, 1995 was $222,652.

         During 1995, the Company agreed to loan up to an additional $2.0 million to the partnership that owns the Rainbow casino. The proceeds of such loan, together with additional capital to be contributed by the general partner of such partnership, will be used to finance certain improvements to the casino project, the completion of related facilities and provide additional working capital. The loan is unsecured and bears interest at 10% per annum and is to repaid in equal monthly installments of principal and interest over a seven-year term. The Company paid approximately $1.2 million in 1995 in connection with the loan.

      (c)During 1995, Bryanston Group, Inc. ("Bryanston"), an affiliate of Alpha Hospitality, Inc. ("Alpha"), purchased various Company investments in Alpha. The Company received $6.5 million cash and 153,600 shares of the Company's common stock in payment of a $7.1 million loan (net of discount and deferred loan costs) and approximately $0.6 million of the Company's investment in Alpha common stock. The Company reduced stockholders' equity by $1.2 million as a result of the repurchase of its common stock which was subsequently retired.

7. INVESTMENTS

Investments consists of the following ($000's):
                                                            December 31,
                                                            1995    1994

      Investment in Boomtown Biloxi (a)                  $ 4,840  $ 9,058
      Investment in Prescott (b)                           4,767    4,760
      Investment in common stock (c)                         425      959
      Investment in preferred stock (d)                    3,752    3,845
      Investment in Funtricity (e)                         1,836     -
      Warrants (f)                                         1,080    1,470
                                                            -        -

      Total                                              $16,700  $20,092
                                                         =======  =======

   (a)During 1994, the Company acquired for approximately $8.5 million, plus expenses, and leased back to Boomtown, a casino building and barge located in Biloxi, Mississippi for a term of 25 years. Lease payments are based upon a percentage of the casino's net income (as defined) net of marketing fees paid to HFS and are not required to the extent of cumulative net losses (as defined). Since the Company receives consideration which has characteristics of an equity investment, the Company has classified the purchase as an investment and records related income based on the equity method of accounting. As of December 31, 1995, the Company has a cumulative net loss, thus, the Company has not recognized income related to its investment.

         On November 6, 1995 the Company and HFS entered into agreements with Boomtown Inc.("Boomtown") to reduce the Company's profit participation in Boomtown's Biloxi, Mississippi casino by 25% and to reduce the marketing fee payable to HFS for services provided to the casino by 25%. In return, the Company and HFS received $1.8 million and $0.6 million, respectively,

C/M  11752.0003 368431.1
                                        F-13
         reducing their corresponding investments. Furthermore, the company recorded a $2.4 million charge in the third quarter of 1995 to reduce its investment in Boomtown's Biloxi casino to its estimated net realizable value, based on the present value of the anticipated fair market buyout at the end of the lease.

   (b)The Company acquired a 19.9% limited partnership interest in Prescott on November 30, 1994 for $4.5 million plus expenses. Prescott owns and operates a hotel and convention center in Prescott, Arizona which includes an operating casino facility.

   (c)The Company acquired 200,000 shares of the common stock of Century Casinos, Inc. ("Century") in 1994 for $1.3 million. During 1995, the State of Indiana determined not to award a gaming license to Century for its proposed casino gaming operation in Switzerland County, Indiana. Based on this decision, the Company determined that its investment in Century common stock was permanently impaired and recorded a $1.0 million loss which is included in development expenses. The Company also holds options, and may be required by Century to purchase up to 230,000 shares of Century common stock at $3 per share if the closing price of Century's common stock exceeds certain specified levels ($10 to $13 per share) for 10 consecutive days prior to March 4, 1999. Based on the current trading price of Century common stock and Century's historical results of operations, the Company believes the options will not become exercisable and, therefore, have no value.

         The Company received 96,429 shares of Alpha common stock in settlement of certain outstanding obligations amounting to $559,000 in November 1994. During 1995, the Company sold its investment in Alpha common stock to Bryanston (see Note 6(c)).

   (d)Includes nonvoting preferred stock convertible into common stock representing a 20% interest in Odyssey Gaming Corporation ("Odyssey") acquired for approximately $3.8 million plus approximately $1.5 million contingent upon the occurrence of certain events which have not occurred and are, in the opinion of management, unlikely to occur. The Company has also committed, under certain circumstances which are, in the opinion of management, unlikely to occur (including the execution of agreements between Odyssey and certain Native American tribes for the development and management of Class II (bingo, pulltabs and nonbanking card games) or Class III (casino style) gaming facilities) to make secured project financing loans of up to an aggregate of $10 million to be used in connection with the development of Native American casino gaming facilities to be managed by Odyssey.

   (e)Consists of the Company's allocation of Rainbow loan payments (see Note 6(b)) to Chartwell Leisure as an inducement to Chartwell Leisure to provide financing for a family entertainment center ("Funtricity") located on the Rainbow site. The Company agreed to pay a percentage of principal and interest payments on the $10 million loan with Rainbow to Chartwell Leisure ranging from 14% to 27% adjusted annually in accordance with a schedule to the agreement. Additionally, HFS agreed to share marketing fees from Rainbow with Chartwell Leisure based on the same scheduled percentages. Chartwell Leisure agreed to share with HFS 50% of the net cash flow payable to Chartwell Leisure in respect to the family entertainment center and HFS agreed to share such amounts pro rata with the Company based on relative amounts paid by HFS and the Company, respectively, to Chartwell Leisure each year. The entertainment center commenced operations on May 1, 1995. The Company paid approximately $215,000 in 1995 in connection with the agreement.

   (f)The Company holds warrants to acquire 600,000 shares of Alpha common stock at $14 per share which expire in October 1998. The fair value of the underlying common stock approximated $4

C/M  11752.0003 368431.1
                                        F-14
      per share at December 31, 1995. The warrants were recorded at cost on date of receipt of approximately $1.5 million. These options were written down to fair value utilizing the Black-Scholes option valuation model at December 31, 1995.

8. JOINT VENTURE INTERESTS

   The Company is a participant in two joint ventures established to develop casino gaming facilities in Pittsburgh and Erie, Pennsylvania. The Company and its joint venture partners agreed in principle to dissolve both joint ventures due to increasing uncertainty that the Pennsylvania legislature would adopt legislation contemplating a referendum on authorization of gaming in the state. As a result, the Company recorded a $6.8 million loss representing a write-off of its joint venture interests. Upon dissolution, the Company's contingent obligation to acquire land and to develop and finance the construction of the respective gaming facilities will be terminated (see Note 6(a)). Consequently, the Company has notified the URA that it will not exercise its option to a acquire parcel of land from the URA in Pittsburgh upon which the construction of a casino was planned. Additionally, in November 1995, the Company sold for approximately $0.9 million two parcels of land in Erie, upon which a proposed casino was to be constructed.

9. STOCKHOLDERS' EQUITY

   A. Shares Reserved for Issuance - The Company reserved for issuance up to 433,290 shares of common stock to certain persons including directors and officers of HFS and the Company, in accordance with a distribution agreement signed in connection with the Distribution ("Distribution Agreement"). The shares correspond with options to acquire HFS common stock granted pursuant to HFS's incentive stock option plan which were unexercised at the Distribution Date. The shares are stapled to the HFS options and have no exercise price. As such, the Company will not receive any proceeds from exercised options. As of December 31, 1995, options to acquire 294,830 shares were exercisable.

         The Company also reserved for issuance up to 153,600 shares of common stock to Bryanston in accordance with the Distribution Agreement. The shares correspond with Bryanston's rights to purchase HFS common stock at the distribution date. Following the Distribution, the Company issued 153,600 shares pursuant to such rights, which were subsequently reacquired.

   B. Stock Options - Pursuant to the Company's 1994 Stock Option Plan, options to purchase up to two million shares of common stock may be granted to employees of the Company and certain other persons over the 10-year term of the plan. Options granted became exercisable at the rate of 33- 1/3% per year beginning one year after the date of grant and generally expire 10 years from the date of grant. Options for 675,000 shares of common stock were granted on November 22, 1994 at an exercise price of $16.75 representing fair market value on the date of grant. Additional options for 90,000 shares of common stock were granted during November and December 1995 at an exercise price of $9.88, representing fair market value on the dates of grant. As of December 31, 1995, there were 765,000 options outstanding of which 224,999 were exercisable.
      615,000 of such options were canceled as of February 1, 1996.

   C. Sale of Common Stock - The Company sold 904,930 shares of its unregistered common stock to Chartwell in December 1995, representing approximately 17% ownership interest in the Company, for approximately $8,484,000 ($8,311,000 net of expenses). Chartwell also designated two directors to the Board in December 1995.


C/M  11752.0003 368431.1
                                        F-15

10. COMMITMENTS AND CONTINGENCIES

    A.Employment Agreements - At December 31, 1995, the Company had an employment agreement with an employee who was subsequently terminated in January 1996. Pursuant to such agreement, the Company is required to provide severance payments to the employee of approximately $256,000 over the term of one year.

    B.Litigation - In the normal course of business, certain litigation is initiated against the Company. Generally those claims are insured and in the opinion of management, disposition of litigation will not have a material adverse effect on the Company's liquidity, consolidated financial position or consolidated results of operation.

11. OTHER RELATED PARTY TRANSACTIONS

    Mr. Roger J. Stone, a director of the Company, was a partner in the Washington, D.C. public-affairs firm of Black, Manafort, Stone & Kelly in 1993. At that time, HFS engaged that firm to pursue gaming opportunities at the direction of the Company. The engagement letter was assigned by HFS to the Company in connection with the Distribution. The engagement agreement provided for payment by the Company of a monthly fee of $20,000, plus reasonable expenses. Such agreement was amended to provide for a monthly fee of $10,000, plus expenses, commencing in February 1995. This agreement expired by its terms in June 1995.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirement of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.


                                                                1995
                                                               ($000's)
                                                         Carrying   Fair
                                                           Value   Value

      Cash and cash equivalents                          $ 51,470 $51,470

      Loans                                                17,647  18,017

      Investments in warrants, common stock
        and Boomtown Casino                                 6,345   6,345

      Investments in casino development enterprises,
        casinos and entertainment facility                 10,355 (See Below)



C/M  11752.0003 368431.1
                                        F-16

   Cash and Cash Equivalents - The carrying value of cash and cash equivalents approximates fair value because of their short-term maturities.

   Loans - The fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

   Investments in Warrants, Common Stock and Boomtown Casino - Investment in warrants and common stock are valued using the Black-Scholes Option Pricing Model and the closing price of the common stock at December 31, 1995, respectively. The fair value of the investment in the Boomtown Casino Lease is estimated based on the present value of the anticipated market buyout at the end of the term.

   Investments in Casino Development Enterprises, Casinos and Entertainment Facility - The Company's investments in these projects generate no current or determinable cash flow. As a result, management believes that a fair value assessment is not practicable. The value of these investments are impacted by the status of gaming legislation and the potential timing and uncertainty of future cash flows.
                                       ******

C/M  11752.0003 368431.1
                                        F-17