Form 10-K/A
period 1995-12-31
NATIONAL LODGING CORP
filed 1996-07-03
CIK 929929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------


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


                            ------------------------


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

                           Yes [x]         No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


The aggregate market value of the voting stock held by non-affiliates of the registrant on June 5, 1996, based on the closing price of these shares of $14.75 on that date, was $66,928,390.

As of June 5, 1996, there were 5,452,320 shares of the Registrant's Common Stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                TABLE OF CONTENTS



PART I
      ITEM 1.  Business.....................................................  1
      ITEM 2.  Properties................................................... 13
      ITEM 3.  Legal Proceedings............................................ 14
      ITEM 4.  Submission of Matters to a Vote of Security Holders.......... 14

PART II
      ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
                Matters..................................................... 15
      ITEM 6.  Selected Financial Data...................................... 16
      ITEM 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................... 17
      ITEM 8.  Financial Statements and Supplementary Data.................. 24
      ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 24

PART III
      ITEM 10. Directors and Executive Officers of the Company.............. 25
      ITEM 11. Executive Compensation....................................... 28
      ITEM 12. Security Ownership of Certain Beneficial Owners and
                Management.................................................. 31
      ITEM 13. Certain Relationships and Related Transactions............... 33

PART IV
      ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K................................................... 39





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

347035.16

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

347035.16
                                        1

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

o In March 1996, the Company took a first step in implementing this part of its corporate strategy when it reached an agreement in principle to acquire 20 Travelodge hotels and a one-half interest in an additional Travelodge hotel, all of which are located in Canada. This acquisition is intended to give the Company a toehold in Canada and to position the Company to take advantage of future development opportunities in the Canadian marketplace. After closing, the Company will own or operate approximately 11,400 rooms and 135 properties throughout the United States and Canada. See "Business--Lodging Business--Proposed Canadian Acquisition."

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

Travelodge Acquisition

            On January 23, 1996, the Company completed the acquisition (the "Travelodge Acquisition") of all of the outstanding shares of Common Stock of Forte Hotels from Forte USA, Inc. for approximately $98 million, net of working capital adjustments and including expenses. The principal assets of Forte Hotels

347035.16
                                        2
consisted of fee and leasehold interests in 18 hotel properties (one of which was subsequently disposed of) and joint venture interests in 97 additional hotel properties (the "Acquired Forte Properties"). Substantially all of the Acquired Forte Properties operate under the names "Travelodge" and "Thriftlodge" pursuant to franchise agreements acquired by HFS or entered into with HFS in connection with the Travelodge Acquisition. See "Business--Lodging Business--Franchise Agreements." In connection with the Travelodge Acquisition, the Company also acquired a 20,000 square foot retail arcade that adjoins the Company's Travelodge Hotel located at Fisherman's Wharf, San Francisco, Forte Hotels' corporate headquarters in El Cajon, California, and a 50% profits interest in the hotel management operations of Royco Hotels and Resorts, Ltd., a hotel management company based in Calgary, Canada which manages Canadian hotel properties. In a related transaction prior to consummation of the Travelodge Acquisition, HFS and Motels of America, Inc. acquired directly from Forte Hotels the Travelodge franchise system and 19 hotel properties, respectively, for an aggregate purchase price of $71.6 million.

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



347035.16
                                        3



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


             All but six of the Company's hotels operate under the "Travelodge" or "Thriftlodge" brand names. The Company's hotels operated under the Travelodge brand name are generally of higher quality and provide a higher level of service than the Company's hotels operated under the Thriftlodge brand name. The Travelodge branded properties generally contain between 50 and 150 rooms and provide laundry services,

347035.16
                                        4
complimentary newspapers, cable television with a premium movie channel, and in-room coffee service. The price per room for the Travelodge branded properties generally ranges from $40 to $60 per night. The Thriftlodge branded properties generally contain up to 75 rooms and provide fewer services than the Travelodge branded properties. The price per room for the Thriftlodge branded properties generally ranges from $25 to $45 per night. The six hotels which are not operated as Travelodges or Thriftlodges are not operated as part of any lodging chain. References in this annual report to "Travelodge" properties include both Travelodge and Thriftlodge unless the context otherwise requires.

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

347035.16
                                        5

             In connection with the Travelodge Acquisition, the Company entered into a franchise agreement (the "Omnibus License Agreement") with an affiliate of HFS as franchisor covering the Company's Travelodge and Thriftlodge properties which are owned by joint ventures. Under the Omnibus License Agreement, the Company is required to pay a license fee equal to 4% of gross room revenues multiplied by the Company's percentage interest in each of the hotel properties owned by joint ventures in which the Company acquired an interest, plus an additional amount, generally equal to 4.5% of gross room revenues, for national marketing and reservation services provided by HFS. The Omnibus License Agreement has a term of twenty years but may be terminated by the Company with respect to any particular joint venture prior to the scheduled expiration. Also, if any particular joint venture is terminated, then the franchisor may terminate the Omnibus License Agreement with respect to that particular property. In either case, the Company is required to pay liquidated damages upon the early termination of the Omnibus License Agreement with respect to any individual joint venture.


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

347035.16
                                        6

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

Environmental Matters

             The Company's hotels are subject to environmental regulations under Federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up

347035.16
                                        7
designated hazardous or toxic substances affecting the property. In addition, the owner or operator may be held liable to a government entity or to third parties for damages or costs incurred by such parties in connection with such contamination. Based upon a review of the environmental assessments of the Acquired Forte Properties that were prepared in connection with the Travelodge Acquisition, the Company does not believe that it is subject to any material environmental liability with respect to its lodging business.

Proposed Canadian Acquisition


             On March 12, 1996, the Company reached an agreement in principle with Capital Properties Limited Partnership ("CPLP") to acquire from CPLP 20 hotels and a one-half interest in an additional hotel, all of which are located throughout Canada. These hotels operate under the Travelodge brand name. The Company intends to accomplish this acquisition (the "CPLP Acquisition") by paying approximately C$94 million in order to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes) and by assuming the liability for identified trade payables and property specific bank debt, aggregating approximately another C$10 million. In addition, the Company will be obligated to make certain contingent payments to CPLP following a preferred return to the Company. See "Liquidity and Capital Resources -- Lodging Acquisition." Of the C$94 million payment, approximately half is expected to be financed with proceeds from the Proposed Chartwell/FSNL Investment and half by bank borrowings under the credit facility the Company proposes to enter into with Chemical Bank. See "Liquidity and Capital Resources
- -- Credit Facilities -- Proposed Credit Facility". The closing of the CPLP Acquisition is subject to formal approval by the Company's Board of Directors and approval by the limited partners of CPLP, among other conditions.

Proposed Mexican Joint Venture.

             On June 8, 1996, the Company reached an agreement in principal with Grupo Piasa, S.A. de C.V. ("Grupo Piasa") to form a joint venture for the purpose of developing and operating, or franchising others to operate, lodging facilities in Mexico under the Travelodge and Thriftlodge brand names. The formation of the joint venture will be subject to certain conditions, including documentation of a master franchise agreement with HFS, pursuant to which the joint venture will be entitled to develop and operate, or to franchise others to develop and operate, lodging facilities in Mexico under the Travelodge and Thriftlodge brand names. Although the terms of the master franchise agreement have not yet been finalized, the Company expects that they will require the joint venture to pay to HFS or its affiliates certain fees, including development fees, franchise fees, royalty fees based on gross room revenues, and certain other customary fees, such as for travel agency, marketing and consulting services. The closing of the transaction is subject to financing, the execution of a definitive agreement between the Company and Grupo Piasa and formal approval by the Company's Board of Directors and the board of directors of Grupo Piasa.


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

             On November 6, 1995, the Company and HFS entered into agreements with Boomtown to reduce the Company's profit participation in the Biloxi facility by 25% and to reduce the marketing fee payable

347035.16
                                        8
to HFS for services provided to the facility by 25%. In return, the Company and HFS received $1.8 million and $0.6 million, respectively, reducing the Company's investment by $1.8 million. Furthermore, the Company recorded a $2.4 million expense in the third quarter of 1995, representing a write-down of its Boomtown investment to its estimated net realizable value. The Company's remaining investment approximates $4.8 million at December 31, 1995.

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


             Rainbow. In 1993, the Company entered into an agreement with Rainbow Casino Corporation ("Rainbow") to finance a dockside casino located in Vicksburg, Mississippi. Pursuant to that agreement, the Company has loaned approximately $10 million to Rainbow for the licensing, construction and start-up costs associated with the casino, which commenced operation in July, 1994. The loan bears interest at the stated annual interest rate of 7.5% and is to be fully repaid in monthly installments of approximately $153,000 including interest through August 2001. The loan is secured by a first mortgage on existing real and tangible personal property excluding certain equipment. At the inception of the loan, the Company imputed a 10% interest rate on the loan and recorded a $0.8 million loan discount.

             In March 1995, the Company agreed to loan up to an additional $2.0 million to the partnership that owns the Rainbow Casino in Vicksburg, Mississippi. The proceeds of that loan, together with additional capital to be contributed by the general partner of such partnership, are being used to finance certain improvements to the casino project, the completion of related facilities and to provide additional working capital. The loan is unsecured, bears interest at 10% per annum and will be fully repaid in equal monthly installments of principal and interest over its seven year term. The outstanding balance for this additional loan at December 31, 1995 was approximately $1.2 million.


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

             Pittsburgh and Erie, Pennsylvania/URA Loan. The Company has agreed in principle with its partners to dissolve its joint ventures which were established to develop casino gaming facilities in Pittsburgh and Erie, Pennsylvania. Upon dissolution, the Company's contingent obligation to acquire land and to develop and finance the construction of the respective gaming facilities will be terminated. In connection with the joint venture to develop a gaming facility in Pittsburgh, the Company loaned the Urban Redevelopment Authority of Pittsburgh, Pennsylvania ("URA") approximately $9.5 million in September 1994. In September 1995, the URA exercised its option to extend the maturity of its loan due the Company to September 30, 1996. As a result of the Pennsylvania legislature's failure to propose a voter referendum to approve casino gaming facilities

347035.16
                                        9
in that state, the Company notified the URA that it will not exercise its option to purchase a portion of the site which is the collateral for that loan, thus requiring the URA to pay interest currently at 4% per annum on a monthly basis. Accordingly, the Company expects to seek collection of the loan in September 1996. The outstanding balance of the URA loan at December 31, 1995 was approximately $9.5 million. In January 1996 and June 1996, the Company received $3.8 million and $2.2 million, respectively, of principal and accrued interest on the loan.

             Prescott, Arizona and St. Joseph, Missouri. In December 1994, the Company acquired a 19.9% limited partnership interest in Prescott Convention Center Limited Partnership ("Prescott") for $4.5 million (subject to increase to a maximum of $7.5 million if the net cash flow from Prescott's first year of full gaming operations, which began on October 1, 1995, exceeds certain levels and an affiliate of the general partner of Prescott grants the Company an option to purchase a 13.5% equity interest in a riverboat casino located in St. Joseph, Missouri for approximately $6 million). Prescott owns and operates a hotel and convention center in Prescott, Arizona, which includes a casino facility that is leased to and operated by a Native American tribe in exchange for 20% of the casino's operating profit. The Prescott casino contains approximately 300 slot machines. The St. Joseph riverboat casino contains approximately 350 video poker machines and 24 gaming tables. If the St. Joseph option is not granted to the Company before any increase in the purchase price of its limited partnership interest in Prescott becomes due, then the potential increase in the purchase price for such interest would no longer be effective, regardless of the first year's net cash flow. With respect to Prescott, an affiliate of HFS was paid a pre-opening marketing services fee of $500,000 and will be paid an annual marketing services fee equal to the lesser of $500,000 or distributions in respect of the Company's 19.9% limited partnership interest.


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


347035.16
                                       10

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

Gaming Regulation

             The Company is subject to regulation by each state in which it holds investments which conduct activities in the gaming business, and to a certain extent under Federal law. In jurisdictions where gaming has recently been legalized, gaming cannot begin until a licensing and regulatory framework is promulgated and regulatory commissions are appointed, staffed and funded. The regulatory framework adopted by any jurisdiction may impose restrictions or costs that would materially impact the profitability of gaming operations in that jurisdiction. Generally, the Company is required to obtain a gaming license for each location where it will conduct gaming operations, and each of the Company's officers, directors, managers and principal shareholders are subject to strict scrutiny and approval by the gaming commission or other regulatory body of each state or jurisdiction in which the Company may conduct gaming operations.

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


347035.16
                                       11

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

             If the sale of the Proposed Chartwell/FSNL Investment is consummated, Chartwell and FSNL will own approximately 52% of the outstanding Common Stock. Consummation of the Proposed Chartwell/FSNL Investment is subject, among other conditions, to stockholder approval at the Company's annual meeting of stockholders scheduled for the middle of 1996.

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


347035.16
                                       12

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

             Operating factors affecting the Company and the lodging industry generally include (i) competition from other hotels, motels and recreational properties, (ii) demographic changes, (iii) the recurring need for renovations, refurbishment and improvements of hotels and increased expenses related to inn security, (iv) restrictive changes in zoning and similar land use laws and regulations, or in health, safety, disability and environmental laws, rules and regulations, (v) changes in government regulations that influence or determine wages, prices or construction costs, (vi) changes in the characteristics of hotel locations, (vii) the inability to secure property and liability insurance to fully protect against all losses or to obtain such insurance at reasonable costs, (viii) changes in real estate tax rates and other operating costs, (ix) changes or cancellations in local tourist, athletic or cultural events, (x) changes in travel patterns which may be affected by increases in transportation costs or gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways, (xi) increases in operating expenses and litigation as a result of on- premise assaults of guests by third parties, and (xii) changes in brand identity and reputation. Unexpected or adverse changes in any of the foregoing factors could have a material adverse effect on the Company's business, assets, financial condition or results of operations.

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

347035.16
                                       13

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

347035.16
                                       14

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

             Year 1994                                      High       Low

               Fourth Quarter
                (commencing November 14, 1994)..............$191/8   $9 1/2

             Year 1995

               First Quarter................................$14 1/4   $8 1/4
               Second Quarter...............................$11       $8
               Third Quarter................................$10 1/2   $71/8
               Fourth Quarter...............................$12 1/2   $8 1/2



             On June 5, 1996, the last reported sale price per share of Common Stock was $14.75. As of June 5, 1996, there were approximately 135 holders of record of Common Stock.


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


347035.16
                                       15

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


                                                                Period from
                                                               August 1, 1993
                                                                (Inception)
                                 Year Ended      Year Ended          to
                                December 31,    December 31,    December 31,
                                    1995            1994            1993

OPERATING DATA
- ------------------------------------------------------------------------------

Total revenue                       $4,012         $ 2,391          $  128

Total expenses                      21,485           5,495             581

Loss before income tax
 provision (benefi)                (17,473)         (3,104)           (453)

Net loss                           (18,182)         (1,831)           (267)

Net loss per share                   (3.57)         (0.37)           (0.05)


BALANCE SHEET DATA
- ------------------------------------------------------------------------------

Cash and cash equivalents          $51,470        $ 44,233            $ --

Investments                         16,700          20,092           5,360

Loans receivable                     7,166          15,375           6,518

Total assets                        87,074          98,895          12,238

Stockholders' equity                86,522          96,979          12,041


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


347035.16
                                       16

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

            Development expenses for the year ended December 31, 1995 totaling $15.5 million primarily consist of expenses associated with terminated investments and transactions, compared to $2.4 million of development expenses associated with the pursuit of equity and development investments in unsuccessful gaming opportunities in 1994. In 1995, due to the failure of the Pennsylvania legislature to adopt legislation contemplating a referendum on authorization of gaming in the state, the Company agreed in principle with its partners to dissolve its joint ventures to develop casino gaming facilities in Pittsburgh and Erie, Pennsylvania. As a result, the Company recorded $6.7 million of losses in 1995, primarily in the third quarter, representing a write-off of its Pittsburgh and Erie joint venture interests. In 1995, the Company also recognized approximately $2.4 million of write-downs of its investment in Boomtown, Inc.'s ("Boomtown") Biloxi, Mississippi casino to the investment's estimated net realizable value. In the second quarter of 1995, the Company recognized a $1.9 million expense for professional and loan commitment fees associated with the termination of its proposed acquisition of all of the outstanding common stock of Par-A-Dice Gaming Corporation ("Par-A-Dice") following

347035.16
                                       17
the Illinois Gaming Board's determination not to approve the Company's acquisition of Par-A-Dice. The Company also recorded a $1.0 million loss for the permanent impairment of its investment in Century Casinos, Inc. ("Century") common stock and investment in a proposed joint venture with Century following the unfavorable decision of the State of Indiana in June 1995 towards Century's proposed casino in Switzerland County, Indiana. The Company recognized approximately $1.4 million of professional fee expenses, primarily in the first quarter of 1995, incurred in connection with the Company's proposed merger with Boomtown which was terminated in April 1995. Management believes, based upon available evidence, that gaming related assets at December 31, 1995 are stated at the lower of cost or estimated net realizable value; however, the continued uncertainty surrounding the ability of these assets to generate positive cash flow necessarily results in the potential for future write-downs to present these assets at their estimated net realizable value in subsequent periods.

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

            The financing agreement was modified such that HFS is to provide up to $75 million of credit enhancements to the Company's non-gaming industry financings for a fee of 2% per annum. The corporate services agreement was modified such that in exchange for payment of a fee of $1.5 million per year HFS is to

347035.16
                                       18
provide advisory services through January 2019 in connection with business acquisitions, financings and other transactions by the Company and, through September 30, 1996, certain corporate and accounting services.

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


            The Company intends to accomplish its proposed Canadian acquisition (see "Business--Lodging Business--Proposed Canadian Acquisition") by paying approximately C$94 million in order to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes) and by assuming the liability for identified trade payables and property specific bank debt, aggregating approximately another C$10 million. Of the C$94 million payment, approximately half is expected to be financed with proceeds from the proposed stock sale to Chartwell and FSNL and half by bank borrowings.

      In connection with the CPLP Acquisition, the Company expects to be obligated to make certain payments to CPLP in future years. Generally, the Company expects to be obligated to pay to CPLP a percentage of net cash flow ("Remaining Cash Flow") generated by the hotels acquired from CPLP (the "CPLP Hotels") remaining after all expenses have been paid and the Company has received a cumulative, compounded, 13% per annum preferred return on its investment in the CPLP Hotels (the "NLC Preferred Return"). The Company is expected to be required to pay to CPLP 100% of Remaining Cash Flow up to C$600,000 and approximately 25% of Remaining Cash Flow in excess of C$600,000. The Company also expects to be required to pay an amount equal to 25% of the net capital proceeds realized by the Company from any sales and refinancings of any CPLP Hotel, after payment to the Company of its investment in the CPLP Hotels, the NLC Preferred Return and transaction costs.

      The Company expects to be able to terminate the Future Payments Agreement after 2000, upon the payment of certain amounts. In any event, the Company expects that the entitlements under the Future Payments Agreement shall cease by not later than 2008. No payment from the Company to CPLP would have been due on a pro forma basis for the fiscal year ended December 31, 1995 under the expected terms of the Future Payments Agreement.

            The Company intends to launch a capital improvement program to increase room and occupancy rates at the Company's hotels. As part of this program, the Company expects to upgrade the interior and exterior of all properties that do not meet corporate standards. For 1996, the Company has budgeted approximately $10 million for its capital improvements program. If the Company's proposed Canadian acquisition is consummated, the Company expects to increase its budget for capital improvements to those properties, but has not yet determined the amount of such increase or any other amounts to be budgeted for capital improvements in future years. The Company intends to finance this capital expenditure program with borrowings under the Credit Facility and/or excess cash on hand.

Gaming Business

            The Company has agreed in principle with its partners to dissolve its joint ventures which were established to develop casino gaming facilities in Pittsburgh and Erie, Pennsylvania. Upon dissolution, the Company's contingent obligation to acquire land and to develop and finance the construction of the respective gaming facilities will be terminated. In connection with the joint venture to develop a gaming facility in Pittsburgh, the Company loaned the Urban Redevelopment Authority of Pittsburgh, Pennsylvania ("URA") approximately $9.5 million in September 1994. In September 1995, the URA exercised its option to extend the maturity of the loan by one year to September 30, 1996. As a result of the Pennsylvania legislature's failure to


347035.16
                                       19
propose a voter referendum to approve casino gaming facilities in that state, the Company notified the URA that it will not exercise its option to purchase a portion of the site which is the collateral for that loan, thus requiring the URA to pay interest currently at 4% per annum on a monthly basis. The URA made a $3.8 million payment of principal and interest in January 1996 and $2.2 million payment of principal and interest in June 1996. The Company will seek collection of the remaining $4.0 million balance of the URA loan in September 1996. In December 1995, the Company sold for $0.9 million two parcels of land in Erie, upon which a proposed casino was to be constructed.


            In March 1995, the Company agreed to loan up to an additional $2.0 million to the partnership that owns the Rainbow Casino in Vicksburg, Mississippi. The proceeds of such loan, together with additional capital to be contributed by the general partner of such partnership, are being used to finance certain improvements to the casino project, the completion of related facilities and to provide additional working capital. The loan is unsecured, bears interest at 10% per annum and will be repaid in equal monthly installments of principal and interest over its seven year term. Cumulative advances were $1.2 million at December 31, 1995. In 1994, the Company loaned Rainbow Casino Corporation ("Rainbow") $10 million to finance the licensing, construction and start-up costs associated with the Rainbow Casino, a dockside casino located in Vicksburg, Mississippi, which commenced operations on July 12, 1994. In 1994, the Company entered into an agreement with Chartwell Leisure Associates L.P., an affiliate of Chartwell ("Chartwell Leisure"), to induce Chartwell Leisure to finance a family entertainment center, which opened in May 1995. In connection with the agreement, the Company agreed to pay Chartwell Leisure, upon opening of the entertainment center, a percentage of principal and interest payments collected on the $10 million loan to Rainbow, ranging from 14% to 27% of such payouts adjusted annually in accordance with a schedule to the agreement. The Company commenced payments to Chartwell Leisure in July 1995 and made approximately $0.2 million of payments in 1995. HFS will also share marketing fees from the Rainbow Casino with Chartwell Leisure based on the same scheduled percentages. Chartwell Leisure has agreed to share 50% of the net cash flow payable to Chartwell Leisure with respect to the family entertainment center with HFS and HFS has agreed to share such amounts pro rata with the Company based on relative amounts paid by HFS and the Company, respectively, to Chartwell Leisure each year.

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

            Interest on the outstanding principal amount of each Base Rate Loan is payable at an annual rate equal to the highest of (A) the rate which is 1/2 of 1% in excess of the Adjusted Certificate of Deposit Rate, (B) 1/2 of 1% in excess of the Federal Funds Rate or (C) the Prime Lending Rate of Bankers Trust Company. Interest on the outstanding principal amount of each Eurodollar Loan is payable at an annual rate equal to the sum of the Applicable Margin (which is within a range of 0.40% to 0.75% based on the principal amount of Revolving Loans and letters of credit outstanding) plus the Eurodollar Rate. The Company is

347035.16
                                       20
obligated to pay a commitment fee at an annual rate equal to 0.2% of the amount of the Unutilized Revolving Loan Commitment and an annual administration fee of $150,000. The Company is also obligated to pay a fee in respect of each outstanding letter of credit equal to the Applicable Margin on the stated amount of the letter of credit, plus an additional fee equal to the higher of $500 per year or an amount of 0.5% of the stated amount of the letter of credit.

            The total revolving credit commitment amount will be reduced and, to the extent outstanding borrowings would exceed the resulting commitment amount, principal will be repaid, semi-annually on March 31 and December 31 each year, commencing March 31, 1997. The commitment reductions will be in the amount of $7,500,000 per year, except that the commitment will reduce by $50,000,000 to zero in 2002. The revolving credit commitment amount also will be reduced in the amounts specified in the Credit Facility and, to the extent outstanding borrowings would exceed the resulting commitment amount, principal will be repaid in such amounts, (i) in the event that the long-term senior unsecured debt credit rating of HFS shall have been reduced to a level equal to or below BBB- by S&P and/or is unrated by S&P (ii) from the proceeds of any capital contribution or sale of equities by the Company or its Subsidiaries or Joint Ventures, (iii) from the proceeds of any incurrence of Indebtedness for Borrowed Money by the Company or its Subsidiaries or Joint Ventures, (iv) from the proceeds of any Asset Sale by the Company or its Subsidiaries or Joint Ventures or (v) in an amount equal to 50% of all Residual Excess Cash Flow in any fiscal year.

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

347035.16
                                       21

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


            Proposed Credit Facility. The Company is currently negotiating a new revolving credit facility (the "Proposed Credit Facility") with Chemical Bank which the Company proposed to use to refinance the Credit Facility. The expected terms of the Proposed Credit Facility are described below. There is no assurance that the Company will enter into the Proposed Credit Facility or that a definitive agreement, if entered into, will contain the terms described below.

            The Proposed Credit Facility is expected to provide the Company with an aggregate revolving credit commitment of up to $150 million to $175 million, which the Company will be entitled to utilize for the incurrence of revolving credit loans or the issuance of letters of credit. The Company expects that $75,000,000 of the Company's obligations under the Proposed Credit Facility will be guaranteed by HFS. All outstanding obligations under the Proposed Credit Facility are expected to mature on the sixth anniversary of the date of the initial borrowing under the facility.

            Proceeds of borrowings under the Proposed Credit Facility will be available to the Company (i) to refinance in full the Company's indebtedness under the Existing Credit Facility, (ii) to finance the acquisition of hotel properties and (iii) to finance the Company's working capital and general corporate requirements. In addition, up to $55 million of the aggregate commitment will be available as a subfacility in the form of Canadian Dollar denominated loans to a newly-formed wholly-owned subsidiary of the Company to finance the proposed CPLP Acquisition.

            Revolving loans under the Proposed Credit Facility are expected to be available as base rate loans or eurodollar loans. Interest on the outstanding principal amount of each base rate loan is expected to be payable at an annual rate equal to the highest of (A) the rate which is 1/2 of 1% in excess of the Federal Reserve reported certificate of deposit rate, (B) 1/2 of 1% in excess of the federal funds rate or (C) the prime lending rate of Chemical Bank. Interest on the outstanding principal amount of each Eurodollar Loan is expected to be payable at an annual rate equal to the sum of the applicable margin (which is within a range of 0.40% to 1.00% based on the principal amount of revolving loans and letters of credit outstanding) plus the eurodollar rate. The Company is expected to be obligated to pay a commitment fee on the unutilized portion of the facility at an annual rate of 0.200% to 0.375% depending on the principal amount of revolving loans and letters of credit outstanding. The Company also expects to be obligated to pay a fee in respect of each outstanding letter of credit equal to the applicable margin on the stated amount of the letter of credit, plus an additional fee equal of 0.15% of the stated amount of the letter of credit.

            The aggregate revolving credit commitment is expected to be subject to annual reductions in the amounts to be specified in the Proposed Credit Facility and, to the extent outstanding borrowings would exceed the resulting commitment amount, principal would be required to be repaid. The revolving credit commitment amount also would be reduced and, to the extent outstanding borrowings would exceed the resulting commitment amount, principal would be repaid upon the occurrence of certain events to be specified in the Proposed Credit Facility.

            The Proposed Credit Facility is expected to contain covenants restricting the Company and its subsidiaries and joint ventures from: (i) creating, incurring or assuming liens; (ii) merging or consolidating or disposing of assets, or acquiring assets from other persons; (iii) changing the nature of their respective businesses; (iv) incurring indebtedness; (v) paying dividends or making restricted payments; and (vi) modifying the agreements relating to the Company's indebtedness and preferred stock or its corporate charter documents. The Proposed Credit Facility will prohibit the Company from paying dividends on its Common Stock.

            In addition, the Credit Facility will require that the Company, in certain cases on a stand alone basis and in other cases on a consolidated basis with its subsidiaries and joint ventures, satisfy certain financial


347035.16
                                       22
ratio coverage tests, including maintenance of net worth, minimum interest coverage, and minimum fixed charge and maximum leverage coverages.


            Forte Hotels Loan Agreement. Forte Hotels has a loan agreement with Bank of America National Trust and Savings Association ("B of A") which was amended and restated in connection with the Travelodge Acquisition (the "Forte Loan Agreement"). The Forte Loan Agreement permits Forte Hotels and certain of the joint ventures through which it owns hotels to make revolving credit borrowings in an aggregate amount of up to $10 million and provides for an uncommitted credit facility, which is available at the sole discretion of B of A, in an aggregate amount of up to $5 million. Borrowings under the Forte Loan Agreement may be made until December 31, 1996. Revolving credit borrowings under the Forte Loan Agreement may be made, at the option of the Company, as short term borrowings, which have a maximum maturity of six months, or medium term borrowings, which have a maximum maturity of five years. Short term borrowings bear interest, at the option of the Company, at the B of A prime rate, 1/2 of 1% in excess of the B of A offshore rate or 3/4 of 1% in excess of the B of A CD rate. Medium term borrowings bear interest at 1% in excess of the B of A prime rate. The borrowings under the Forte Loan Agreement are secured by a $15.0 million standby letter of credit issued under the Credit Facility. Forte Hotels is obligated to pay a commitment fee at an annual rate of 0.1875% on the unutilized portion of the Forte Loan Agreement. Borrowings under the Forte Loan Agreement were approximately $7.8 million at January 23, 1996.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based

347035.16
                                       23
compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

SEASONALITY

            Room occupancy rates at its hotels are affected by normally recurring seasonal patterns and, in most locations in the United States and Canada, are higher in the late spring through early fall months than during the balance of the year, with the lowest occupancy rates occurring in the first quarter of the year. As a result, as a company which will be primarily engaged in the lodging business in the future, the Company expects to experience seasonal lodging revenue patterns similar to the hotel industry with the summer months, due to the increase in leisure travel, producing a higher revenue than other periods during the year.

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



347035.16
                                       24

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

      Martin L. Edelman            Director and President

      Kenneth J. Weber             Chief Financial Officer

      Carl Winston                 Executive Vice President -- Operations

      Douglas H. Verner            Executive Vice President, General Counsel
                                   and Secretary

      James E. Buckman             Director

      Stephen P. Holmes            Director

      Michael J. Kennedy           Director

      Henry R. Silverman           Director

      Marc E. Leland               Director

      Robert F. Smith              Director

      Roger J. Stone, Jr.          Director


      On January 24, 1996: (i) Henry R. Silverman resigned as Chairman and Chief Executive Officer of the Company, (ii) Robert S. Kingsley resigned as President and Chief Operating Officer of the Company, (iii) Richard L. Fisher was elected Chairman of the Board and Chief Executive Officer of the Company and (iv) Martin
L. Edelman was elected President of the Company. John D. Snodgrass resigned as Vice Chairman of the Company's Board in December 1995, and resigned as a director on January 23, 1996. Mr. Buckman resigned as Executive Vice President, General Counsel and Secretary as of January 23, 1996, and Mr. Holmes resigned as Executive Vice President, Chief Financial Officer and Treasurer as of March 1, 1996. Mr. Edelman resigned as Vice Chairman of the Board as of March 12, 1996, and continues to serve as President and a Director of the Company.


      James E. Buckman, term expiring in 1996, age 51, has been a Director of the Company since November 22, 1994. Mr. Buckman has been Executive Vice President, General Counsel and Assistant Secretary of HFS since February 1992, a director of HFS since June 1994 and was Executive Vice President, General Counsel and Secretary of the Company from November 1994 until January 1996. Mr. Buckman was a partner with Troutman, Sanders, Lockersman & Ashmore, an Atlanta, Georgia law firm, from January 1990 to February 1992.


347035.16
                                       25

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

      Stephen P. Holmes, term expiring in 1996, age 39, has been a Director of the Company since September 1994. Mr. Holmes has been Executive Vice President and Chief Financial Officer of HFS since July 1990, a Director of HFS since June 1994 and was Executive Vice President, Chief Financial Officer and Treasurer of the Company from November 1994 until February 1996. Mr. Holmes is also currently a director of AMRE, Inc., a home remodeling and improvement company. He was employed by The Blackstone Group ("Blackstone"), a New York investment banking firm, from February 1990 through September 1991 as a Vice President and a Managing Director.


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

      Robert J. Stone, Jr., term expiring in 1998, age 43, has been a Director of the Company since November 22, 1994. He has been a Director of HFS since June 1994. Mr. Stone is currently a partner at Davis, Manafort and Stone, a Washington, D.C. public affairs firm formed in 1995. From 1981 through 1995, Mr. Stone was a partner at Black, Manafort, Stone & Kelly, a Washington, D.C. based public affairs firm. Mr. Stone has served on the Executive Committee of the Republican National Committee and was appointed to the Amtrak Commuter

347035.16
                                       26

     Services Board by President Ronald Reagan. Mr. Stone is a Director of the Pietro Food Corporation of Buena, New Jersey.

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


347035.16
                                       27

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

ITEM 11.     Executive Compensation

Summary Compensation Table


      The following table sets forth for 1995 and 1994 the cash and noncash compensation awarded to or earned by the Chief Executive Officer of the Company and the other most highly compensated executive officers (together, the "Named Executive Officers") of the Company in 1995:


                       SUMMARY COMPENSATION TABLE (1)(2)
                                                             ----------------------
                                                                   Long-Term
                                                                  Compensation

                                 Annual Compensation
                                                             ----------------------
                                                                     Awards
                        -------------------------------------------------------------------------


Name and Principal                                    Other
Position                                             Annual              Securities  All Other
                                                     Compen-  Restricted Underlying Compensation
                                 Salary     Bonus    sation     Stock    Options/       ($)
                         Year      ($)        ($)      ($)     Awards     SARs(#)
- -------------------------------------------------------------------------------------------------

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

347035.16
                                       28

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



347035.16
                                       29

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

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                  Number of Securities        Value of Unexercised
                                                  Underlying Unexercise       In-the-Money Options/SARs
                                                  Options/SARs at FY-Enat     (FY-End ($)(2)
                 Shares Acquired
     Name        on Exercise (#)  Value Realized  Exercisable/Unexercis       Exercisable/Unexercisable
                                  ($)
- ---------------------------------------------------------------------------------------

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

      Mr. Kingsley served as President and Chief Operating Officer of the Company pursuant to an employment agreement between Mr. Kingsley and HFS, which HFS transferred to the Company and the Company assumed pursuant to the Distribution Agreement. The agreement was terminated as of January 24, 1996. The agreement provided for an annual base salary of $250,000. Pursuant to the agreement, Mr. Kingsley was paid a bonus of $125,000, for the initial year of his employment. Upon termination of Mr. Kingsley's employment by the Company during the term of his employment agreement other than for death, disability or "cause", the employment agreement entitled Mr. Kingsley to receive a severance payment in an amount equal to 100% of the annual base salary to which Mr. Kingsley would be entitled under the agreement during the one year period following the date of such termination. Generally, "cause" was defined in the agreement as, among other things, (i) the willful failure by Mr. Kingsley substantially to perform his duties under the agreement, (ii) any act of fraud, misappropriation or similar conduct against the Company, (iii) conviction of a felony, (iv) gross negligence by Mr. Kingsley in the performance of his duties,
(v) the determination by the Board that the employment of Mr. Kingsley would preclude the granting of a gaming license or (vi) the willful breach by Mr. Kingsley of a material provision of the agreement. In

347035.16
                                       30
connection with Mr. Kingsley's resignation from the Company, the Company has agreed to pay Mr. Kingsley his base salary through December 31, 1996.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management


     The information set forth in the following table is furnished as of June 1, 1996 with respect to any person (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its directors and nominees for director, certain of its executive officers, and all of its executive officers and directors as a group. Such information (other than with respect to directors and officers of the Company) is based on a review of statements filed with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13(d), 13(f), and 13(g) of the Exchange Act with respect to the Company's Common Stock. As of June 1, 1996, there were 5,452,320 shares of Common Stock outstanding.



                                          Amount and
                                          Nature of
                                          Beneficial        Percent of
                                          Ownership           Class
Principal Stockholders


Chartwell Leisure Associates L.P. II       904,930           16.60%
222 Purchase Street
Suite 303
Rye, New York 10580


Fir Tree Inc. d/b/a Fir Tree Partners (1)  397,100            7.28%
1211 Avenue of the Americas, 29th Floor
New York, New York 10036

The Kaufmann Fund, Inc.(2)                 602,500           11.05%
140 East 45th Street, 43rd Floor
New York, New York 10017

Directors, Nominees and Executive Officers

Richard L. Fisher (3)                      906,930           16.63%
Henry R. Silverman (4)                     227,732            4.01%

Robert S. Kingsley (5)                           0            *
Stephen P. Holmes (6)                       19,400            *
Martin L. Edelman (7)                       48,437            *

Michael J. Kennedy (8)                       5,000            *
Robert F. Smith (9)                          6,000            *
Roger J. Stone (10)                          5,000            *
Marc E. Leland (11)                        904,930           16.60%
James E. Buckman (12)                       10,740            *

Executive Officers and Directors         1,180,802         20.63%
  as a Group (13 persons) (13)
- ---------------
*less than 1%

(1) Based upon information contained in a Schedule 13D dated November 22, 1995, filed by Fir Tree Inc., doing business as Fir Tree Partners, on behalf of itself and the other reporting persons named therein, such

347035.16
                                       31
      persons beneficially own 397,100 shares of Common Stock. According to the
      Schedule 13D, such persons have sole voting power and dispositive power over such shares.

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

(12) Includes 9,240 shares issuable upon the exercise of options granted under HFS's 1992 Stock Option Plan, which options are currently exercisable or exercisable within 60 days. Mr. Buckman was granted options

347035.16
                                       32
      to purchase 60,000 shares on November 22, 1994 under the Company's 1994 Stock Option Plan. Such options were cancelled as of February 1, 1996.

(13) Includes 271,000 shares, in the aggregate, of Common Stock purchasable by officers and directors pursuant to options granted under HFS's 1992 Stock Option Plan or the Company's 1994 Stock Option Plan, which options are currently exercisable or exercisable within 60 days.

ITEM 13.    Certain Relationships and Related Transactions

Relationships with HFS


     In connection with the Distribution, and for purposes of (i) governing certain of the ongoing relationships between HFS and the Company after the Distribution, (ii) providing mechanisms for an orderly transition and (iii) providing HFS with a means of participating in the economic benefits of future gaming projects, HFS and the Company entered into each of the agreements briefly described below. The following descriptions of the original Distribution Agreement, Financing Agreement, Corporate Services Agreement, Tax Sharing Agreement, Marketing Services Agreement, Advisory Agreement and Facility Sublease are qualified in their entirety by reference to the copies of such agreements filed with the Commission as exhibits to the Company's Current Report on Form 8-K dated December 2, 1994. As indicated herein under the caption "Directors and Executive Officers of the Company," certain of the persons who were executive officers and directors of the Company since January 1, 1995 and certain of its current directors also serve as directors and/or executive officers of HFS. Each of these directors and executive officers also owns certain options to purchase shares of the common stock of HFS.


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

347035.16
                                       33

      Corporate Services Agreement. Pursuant to a Corporate Services Agreement dated as of November 22, 1994 (the "Corporate Services Agreement"), HFS provided to the Company certain general corporate support services, including executive services (such as the services of Messrs. Holmes and Buckman; see "Directors and Executive Officers of the Company"), accounting services, legal services, treasury services, financial reporting and internal audit services, insurance and risk management services, management information systems ("MIS") services and employee benefits administration, which HFS had historically provided to its casino development business. During 1995, the Company paid HFS a fee of $1.5 million under the Corporate Services Agreement. The Corporate Services Agreement has a term ending 25 years after the date of the Distribution (the "Distribution Date") and is terminable by HFS without penalty upon 90 days' written notice to the Company or immediately upon a Change in Control of the Company (as defined in the agreement). The Company generally may not terminate the Corporate Services Agreement without HFS's consent. The Corporate Services Agreement was amended as of January 24, 1996, to provide that the services to be performed by HFS under the Corporate Services Agreement will only include the following: (i) advisory services in connection with business acquisitions, financings, and other transactions by the Company, and (ii) through September 30, 1996, certain corporate and accounting services that the Company requests HFS to perform and HFS agrees to perform. As amended, under the Corporate Services Agreement the Company is required to pay HFS a fixed annual fee of $1.5 million payable quarterly in advance.

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

      Travelodge Acquisition. On January 23, 1996 the Company completed the Travelodge Acquisition. In connection with the Travelodge Acquisition, the Company paid approximately $2 million as an advisory fee to HFS for advisory services rendered to the Company by HFS in connection with that transaction. Such advisory fee was not paid in connection with the Advisory Agreement. Concurrently with the purchase, HFS acquired from Forte Hotels, Inc. and Forte Plc, the indirect parent of Forte USA, Inc., for $39.3 million, the "Travelodge" and "Thriftlodge" franchise systems and the related trademarks and tradenames in North America, which HFS and one of its affiliates have licensed to the Company under separately negotiated franchise agreements. The franchise

347035.16
                                       34
agreements covering the Travelodge and Thriftlodge properties that are wholly owned by the Company are between the Company and HFS, and require monthly payment by the Company of a royalty fee of 4% of the property's gross room revenues plus a marketing fee also currently set at 4% of gross room revenues. The marketing fee may be changed from time to time by HFS. These franchise agreements have scheduled terms of 20 years, but may be terminated by the Company prior to their scheduled expiration upon the payment of liquidated damages by the Company. The foregoing description of the franchise agreements with HFS is qualified in its entirety by reference to the form of franchise agreement that was included as Exhibit A to the Agreement Among Purchasers, dated as of January 22, 1996, which was filed with the Commission as Exhibit
10.1 to the Company's Current Report on Form 8-K, dated January 23, 1996. The Company has also entered into a license agreement (the "Omnibus License Agreement") with an affiliate of HFS, as licensor, covering the Company's Travelodge and Thriftlodge properties that are owned by joint ventures. Under the Omnibus License Agreement, the Company is required to pay a license fee equal to 4% of gross room revenues multiplied by the Company's percentage interest in each of the hotel properties owned by joint ventures in which the Company acquired an interest, plus an additional amount, generally equal to 4.5% of gross room revenues, for national marketing and reservation services provided by HFS. The Omnibus License Agreement has a term of twenty years but may be terminated by the Company with respect to any particular joint venture prior to the scheduled expiration. Also, if any particular joint venture is terminated, then the franchisor may terminate the Omnibus License Agreement with respect to the property owned by that joint venture. In either case, the Company is required to pay liquidated damages upon the early termination of the Omnibus License Agreement with respect to any individual joint venture. The amount of liquidated damages payable by the Company upon termination of the franchise agreement covering any wholly-owned or joint venture- owned property equals five times the amount of the royalty fees payable in respect of that property during the 12 months most recently preceding the termination, if the termination occurs before the end of the fourth year of the franchise agreement. If the termination occurs thereafter, the amount of liquidated damages scales down annually, reaching two times the amount of the royalty fees payable in respect of that property during the 12 months most recently preceding the termination if the termination occurs after the sixth year of the franchise agreement. The foregoing description of the Omnibus License Agreement is qualified in its entirety by reference to the License Agreement, which was filed with the Commission as Exhibit 10.49 to the Company's Annual Report on Form 10-K/A on May 28, 1996.

     Proposed Mexican Joint Venture. On June 17, 1996, the Company announced that it has entered into a Memorandum of Understanding with Grupo Piasa, a Mexican hotel company, to form a joint venture for the purpose of developing and operating, or franchising others to operate, lodging facilities in Mexico under the "Travelodge" and "Thriftlodge" tradenames. The formation of the joint venture will be subject to certain conditions, including documentation of a master franchise agreement with HFS, pursuant to which the joint venture will be entitled to develop and operate, or to franchise others to develop and operate, lodging facilities in Mexico under the "Travelodge" and "Thriftlodge" names. Although the terms of the master franchise agreement have not yet been finalized, the Company expects that they will require the joint venture to pay to HFS or its affiliates certain fees, including development fees, franchise fees, royalty fees based on gross room revenues, and certain other customary fees, such as for travel agency, marketing and consulting services.


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


347035.16
                                       35

      Initial Stock Purchase Agreement. In connection with the Initial Chartwell Investment, Chartwell and the Company entered into a stock purchase agreement dated as of December 20, 1995 (the "Initial Stock Purchase Agreement"), pursuant to which Chartwell acquired 904,930, or approximately 16.6%, of the outstanding shares of Common Stock of the Company (the "16.6% Block"). The Initial Stock Purchase Agreement provides that so long as Chartwell remains a holder of 15% or more of the Company's shares of Common Stock (a "15% Holder"), the Company will nominate as Directors two nominees selected by Chartwell, and so long as Chartwell remains a holder of more than 10%, but less than 15%, of the Company's shares of Common Stock (a "10% Holder"), the Company will nominate as a Director one nominee selected by Chartwell. If Chartwell ceases to be either a 15% Holder or a 10% Holder, then the Company will no longer be required to nominate as a Director any nominees selected by Chartwell.


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

      Vicksburg Facility. In addition to the Initial Chartwell Investment and the Proposed Chartwell/FSNL Investment, Chartwell Leisure Associates L.P., an affiliate of Chartwell and Messrs. Fisher, Edelman and Leland ("Chartwell Leisure"), has entered into an agreement with Funtricity Vicksburg Family Entertainment Park, Inc., a wholly-owned subsidiary of Six Flags Theme Parks, Inc., to develop a family entertainment center in Vicksburg, Mississippi (the "Vicksburg Facility") on land which is ground leased by Chartwell Leisure from affiliates of Rainbow Casino Corporation (collectively, "Rainbow"). As an inducement to Chartwell Leisure to provide financing for the Vicksburg Facility, commencing May 1, 1995, the opening date of the Vicksburg Facility, the Company and Chartwell Leisure share principal and interest payments on a loan to Rainbow, with Chartwell Leisure's share ranging from 14% to 27%, of such payments, adjusted annually. Similarly, HFS and Chartwell Leisure share marketing fees from Rainbow with Chartwell Leisure's share ranging from 20% to 27% of such payments, adjusted annually. Chartwell Leisure has agreed to share with HFS 50% of the net cash flow payable to Chartwell Leisure in respect of the Vicksburg Facility and HFS has agreed to share such amounts pro rata with the Company based on the relative amounts paid by HFS and the Company, respectively, to Chartwell Leisure each year.


      Chartwell Hotels. Chartwell Hotels Associates, a Delaware general partnership, and Chartwell Hotels II Associates, a Delaware general partnership, which are both affiliates of Chartwell and Messrs. Edelman, Fisher and Leland (collectively, "Chartwell Hotels"), and their affiliate Chequers Investment Associates, have acquired certain hotels and mortgages secured by hotels from the Resolution Trust Corporation. In two transactions with Chartwell Hotels, entered into in November 1992 and May 1993, and each amended in December 1994, which have resulted in and will result in the addition of hotels to HFS's franchise systems, HFS has advanced approximately $10 million, and has agreed to advance up to an additional $4 million if certain additional property conversions and other requirements are met, in return for Chartwell Hotels' agreement to franchise the properties with one of HFS's brands. Subject to the exceptions described below, all hotels owned by Chartwell Hotels will pay royalties once they become part of HFS's franchise systems, and a portion of these royalties will be credited toward the recovery of HFS's $10 million advance. With the consent of HFS, Chartwell Hotels may elect not to operate a hotel as an HFS franchised hotel, provided that it pays HFS a percentage of gross room sales in lieu of royalties (the "Non-Franchised Property Fee"). In addition, in the event that the improvement costs required to upgrade any Chartwell Hotels property so that such property meets HFS's franchise requirements exceed a threshold amount, the property will not be required to be operated under an HFS brand but Chartwell Hotels will be required to pay HFS a certain fee in connection with such property (the "Unimproved Property Fee"). The entire amount of any Unimproved Property


347035.16
                                       36

Fees and Non-Franchised Property Fees will be credited toward the recovery of HFS's $10 million advance. Each advance is required to be fully recovered over a maximum five-year period following the advance. In addition, as individual properties convert to HFS brands, HFS will make additional advances to the franchisee of such properties to fund costs incurred in connection with the conversion. Those advances are required to be repaid with interest by the franchisee over a three year period and that repayment has been guaranteed by Chartwell Hotels.


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


Relationships with Mr. Stone

      Mr. Stone is currently a director of the Company. In December 1993, Mr. Stone was a partner in the Washington, D.C. public-affairs firm of Black, Manafort, Stone & Kelly. At that time, HFS engaged that firm to pursue gaming opportunities at the direction of the Company. The engagement letter was assigned by HFS to the Company in connection with the Distribution. The engagement agreement provided for payment by the Company of a monthly fee of $20,000 plus reasonable and necessary expenses. That agreement was amended to provide for

347035.16
                                       37
a monthly fee of $10,000 plus expenses, commencing in February 1995. The agreement expired by its terms in June 1995.

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


347035.16
                                       38

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

347035.16
                                       39

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL LODGING CORP.



                                    By:   /s/ Martin L. Edelman
                                          ---------------------------
                                          Martin L. Edelman
                                          President
                                          Date: July 3, 1996



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                      Date

         *                    Chairman of the Board,     July 3, 1996
- -----------------------       Chief Executive Officer
Richard L. Fisher


/s/ Martin L. Edelman         Director and President     July 3, 1996
- -----------------------
Martin L. Edelman

         *                    Chief Financial Officer    July 3, 1996
- -----------------------       (principal financial and
Kenneth J. Weber              accounting officer)

         *                    Director                   July 3, 1996
- -----------------------
Henry R. Silverman

         *                    Director                   July 3, 1996
- -----------------------
Stephen P. Holmes

         *                    Director                   July 3, 1996
- -----------------------
James E. Buckman

         *                    Director                   July 3, 1996
- -----------------------
Marc E. Leland

         *                    Director                   July 3, 1996
- -----------------------
Michael J. Kennedy

         *                    Director                   July 3, 1996
- -----------------------
Robert F. Smith

         *                    Director                   July 3, 1996
- -----------------------
Roger J. Stone

                                                         July 3, 1996
*By:  /s/ Martin L. Edelman
     -----------------------
      Martin L. Edelman
      Attorney-in-Fact


347035.16
                                       40

                                 EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION                                         PAGE

2.1 Transfer and Distribution Agreement, dated as of November 2 2, 1994, between the Company and HFS. (Incorporated by reference to the Company's Current Report on Form 8-K, dated December
          2, 1994, Exhibit 2.1).

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


347035.16
                                       E-1

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

10.8 Employment Agreement, dated as of June 6, 1994, between Robert S. Kingsley and HFS (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A (File No. 0-024794), dated October 21, 1994, Exhibit 10.8).1

10.9 1994 Stock Option Plan of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K, dated December 2, 1994, Exhibit 10.8).1

10.10 Lease Agreement between HFS Gaming Corp. as Landlord and Mississippi-I Gaming, L.P. as Tenant, dated as of April 27, 1994. (Incorporated by reference to HFS' Form 10-Q for the quarter ended March 31, 1994, Exhibit 10.2).

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


347035.16
                                       E-2

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


347035.16
                                       E-3

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

10.29 Earnout Agreement, dated as of September 30, 1991, and amended and restated as of December 20, 1991 among HFS and Messrs. Stanley
          S. Tollman and Monty D. Hundley. (Incorporated by reference to HFS' Registration Statement on Form S-1 (Registration No. 33-51422), Exhibit 10.17).

10.29(a) Letter Agreement, dated as of May 26, 1993, among HFS and Bryanston Group, Inc. relating to the modification of the Earnout Agreement. (Incorporated by reference to HFS' Registration Statement on Form S-1 (Registration No. 33-63398), Exhibit 10.18(a)).



*     Filed herewith.
**    Previously filed.
1     Management contract or compensatory plan or arrangement.


347035.16
                                       E-4

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

10.31 Memorandum of Understanding, dated October 1, 1994, between HFS and The Pittsburgh Professional Associates. (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A (File No. 0-024794), dated October 21, 1994,
         Exhibit 10.31).

10.32    Option Agreement, dated as of October 26, 1993, between HFS
         Gaming Corp. and Alpha Hospitality Corporation. (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A (File No. 0-024794), dated October 21, 1994,
         Exhibit 10.32).

10.33 Agreement, dated as of June 30, 1994, between HFS and Chartwell Leisure Associates, L.P. (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A (File No. 0-024794), dated October 21, 1994, Exhibit 10.33).

10.33(a) Sharing Agreement, dated November 22, 1994, among HFS,
         Chartwell Leisure Associates, L.P. and the Company.
         (Incorporated by reference to the Company's Annual Report on Form 10-K, dated December 31, 1994, Exhibit 10.33(a)).

10.34    Letter Agreement, dated September 11, 1994, between HFS and
         Century Casinos, Inc. (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A (File No. 0-024794), dated October 21, 1994, Exhibit 10.34).

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


347035.16
                                       E-5

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

10.45 Employment and Noncompetition Agreement, dated as of March 1, 1996, by and between Kenneth J. Weber and the Company.** 1

10.46 Employment Letter Agreement, dated as of January 23, 1996, between Douglas H. Verner and the Company.** 1

10.47 Letter Loan Agreement, dated January 22, 1996, between Bank of America National Trust and Savings Association and Forte Hotels, Inc.**

10.48 Employment Letter Agreement, dated as of January 23, 1996, by and between Carl Winston and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit 10.1).1


10.49 License Agreement, dated as of January 23, 1996, between Bear Acquisition Corp., as Licensor, and Forte Hotels, Inc., as Licensee.**


21.1      Subsidiaries of the Company.**




*     Filed herewith.
**    Previously filed.
1     Management contract or compensatory plan or arrangement.


347035.16

NATIONAL LODGING CORP. AND
SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended December 31, 1995 and 1994, and
Independent Auditors' Report


368431.3

NATIONAL LODGING CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------



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

368431.3
                                       F-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of National Lodging Corp.

We have audited the accompanying consolidated balance sheets of National Lodging Corp. (previously known as National Gaming Corp.) and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 and the period August 1, 1993 (date of inception) to December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Deloitte & Touche LLP                              /s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

March 11, 1996

368431.3
                                       F-2


NATIONAL LODGING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(In Thousands, Except Share Amounts)
- -----------------------------------------------------------------------------------------------------------------




ASSETS                                                                   1995                  1994

CURRENT ASSETS:                                                          $    51,470           $   44,233
  Cash and cash equivalents                                              10,481                10,706
  Loans receivable                                                                837                   901
                                                                         ------------          ------------
  Prepaid and other current assets

        Total current assets                                             62,788                55,840

INVESTMENTS                                                              16,700                20,092

LOANS RECEIVABLE                                                         7,166                 15,375

JOINT VENTURE INTERESTS                                                  -                     5,441

OTHER ASSETS                                                             420                   511

DEFERRED TAXES                                                                   -                   1,636
                                                                         --------------        -----------

TOTAL ASSETS                                                             $    87,074           $   98,895
                                                                         ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $         66          $        384
  Accrued expenses                                                       486                   943
  Deferred taxes                                                                 -                      589
                                                                         --------------        ------------

        Total current liabilities                                        552                   1,916

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 6, 7, 10)

STOCKHOLDERS' EQUITY:
  Preferred stock $1.00 par value - 10,000,000 authorized;
    none issued and outstanding                                          -                     -
  Common stock, $.01 par value - 100,000,000 authorized;
    5,452,320 and 4,630,020 issued and outstanding, respectively         55                    46
  Paid-in capital                                                        106,697               99,611
  Accumulated deficit                                                    (20,280)              (2,098)
  Unrealized gain (loss) on securities available for sale                           50              (580)
                                                                         -------------         ----------

          Total stockholders' equity                                          86,522                96,979
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    87,074           $    98,895
                                                                         ===========           ===========



 See accompanying notes to consolidated financial statements.

368431.3
                                       F-3




NATIONAL LODGING CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND THE PERIOD
AUGUST 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1993
(In Thousands, Except Share Amounts)
- ------------------------------------------------------------------------------------------------------------------------------------



                                                           1995                   1994                1993

REVENUE:
  Interest                                               $ 4,012                 $ 1,347            $    128
  Gain on sale of securities                                -                      1,044                -
                                                      ----------                --------             -------

Total revenue                                              4,012                   2,391                 128

EXPENSES:
  Development                                             15,482                   2,414                   -
  General and administrative                               2,756                   2,742                   -
  General and administrative - related party               3,247                     339                 581
                                                        --------                 -------           ---------

Total expenses                                            21,485                   5,495                 581
                                                        --------                 -------           ---------


Loss before income tax provision (benefit)              (17,473)                 (3,104)               (453)
Income tax provision (benefit)                               709                 (1,273)               (186)
                                                        --------                -------             -------


Net loss                                               $(18,182)                $(1,831)            $  (267)
                                                       ========                 =======             =======


PER SHARE INFORMATION:
  Net loss                                               $   (3.57)            $  (0.37)           $  (0.05)
                                                         =========             ========            ========

Weighted average common
  shares outstanding                                       5,099                   5,003               5,001



See accompanying notes to consolidated financial statements.



368431.3
                                       F-4


NATIONAL LODGING CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND THE PERIOD
AUGUST 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1993
(In Thousands, Except Share Amounts)
- ----------------------------------------------------------------------------------------------------------------------------------




                                                                                                  Unrealized
                                                                                                  Gain (Loss) On
                                                                                                  Securities
                                            Common Stock           Paid-in       Accumulated      Available
                                         Shares        Amount                      Deficit        For Sale        Total

ISSUANCE OF CAPITAL STOCK,
  AUGUST 1, 1993                                100      $  -        $    -          $    -      $  -           $     -

Capital contribution from HFS                    -         -         12,308               -         -            12,308
Net loss                                     -            -          -                 (267)        -               (267)
                                      -------------    ------   -----------      ----------     ---------       ---------

BALANCE, DECEMBER 31, 1993                      100         -        12,308            (267)        -            12,041

Capital contribution from HFS                     -         -        87,349                -        -            87,349
Issuance of shares in connection
  with the Distribution (Note 2)          4,529,520        45          (45)                -        -                 -
Issuance of common stock -
  reserved for issuance                     100,400         1           (1)                -        -                 -
Net loss                                          -         -             -          (1,831)        -             (1,831)
Unrealized loss on securities
  available for sale                         -             -           -                 -          (580)           (580)
                                      -------------    ------      --------       ----------     -------        ---------

BALANCE, DECEMBER 31, 1994                4,630,020        46        99,611          (2,098)        (580)         96,979

Issuance of shares (Note 9(C))              904,930         9         8,302                -            -          8,311
Issuance of common stock -
  reserved for issuance                      71,480         1           (1)                -            -              -
Acquisition and cancellation
  of treasury stock (Note 6(c))           (154,110)       (1)       (1,215)                -            -          (1,216)
Net loss                                          -         -             -         (18,182)            -         (18,182)
Reversal of unrealized loss
  related to securities sold                      -         -             -                -          580             580
Unrealized gain on securities
  available for sale                         -            -          -                   -             50              50
                                      -------------    ------   -----------      -----------     --------       ----------

BALANCE, DECEMBER 31, 1995                5,452,320     $  55      $106,697        $(20,280)     $     50       $  86,522
                                         ==========     =====      ========        ========      ========       =========



See accompanying notes to consolidated financial statements.




368431.3
                                       F-5



NATIONAL LODGING CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND THE PERIOD
AUGUST 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1993
(In Thousands)
- -----------------------------------------------------------------------------------------------------------------------------------



                                                                 1995                  1994                   1993
OPERATING ACTIVITIES:
   Net loss                                                   $(18,182)             $ (1,831)               $  (267)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Amortization of investment loan discounts and
     deferred loan costs                                           (45)                 (201)                   (42)
   Write-off of joint venture interests and investments          10,485                     -                     -
   Deferred income taxes                                            644                 (714)                     70
   Deferred financing costs                                        (62)                 (863)                  (129)
   Gain on sale of securities                                                         (1,004)
   Loss on sale of land                                             520                    -                     -
   Increase (decrease) from changes in:
       Other current assets                                       (139)                 (895)                    (6)
       Other assets                                               1,006                 (395)                  (137)
       Accounts payable and other accrued expenses                (775)                 1,200                    127
                                                             ---------              ---------               --------

         Net cash used in operating activities                  (6,548)               (4,743)                  (384)
                                                             ---------             ---------               --------

INVESTING ACTIVITIES:
   Loans to casino projects                                     (1,189)              (18,728)               (10,580)
   Investment in joint ventures and casino projects             (4,322)              (24,809)                (5,360)
   Proceeds from investments                                      2,360                    -                     -
   Proceeds from sale of securities                                 559                 4,697             -
   Proceeds from sale of land                                       846                    -                     -
   Principal payments received on loans                           7,220                   467                  4,016
                                                               --------              --------               --------

    Net cash provided by (used in) investing
      activities                                                  5,474              (38,373)               (11,924)
                                                               --------             --------               --------

FINANCING ACTIVITIES:
   Issuance of stock                                              8,311                    -                     -
   Capital contribution from HFS                                   -                   87,349                 12,308
                                                             ----------              --------               --------

     Net cash provided by financing activities                    8,311                87,349                 12,308
                                                               --------              --------               --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                               7,237                44,233                     -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                           44,233                     -                     -
                                                               --------           -----------              --------==

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                               $ 51,470              $ 44,233            $        -
                                                               ========              ========            ===========



See Note 6(a) for noncash investing activity. See accompanying notes to consolidated financial statements.

368431.3
                                       F-6

NATIONAL LODGING CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AND FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND
THE PERIOD AUGUST 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1993
- ------------------------------------------------------------------------------

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

      The net assets contributed by HFS to the Company in connection with the distribution were comprised of the following ($000's):

        Cash                               $50,000
        Loans receivable                    25,999
        Investments                         16,861
        Joint venture interests              5,203
        Other - net                            157
                                           -------

        Total net assets contributed       $98,220

      At the Distribution Date, the Company and HFS entered into agreements for marketing, financing, advisory and corporate services and a facility lease. The Company and HFS modified or terminated certain of these arrangements upon the acquisition of FHI. The marketing services agreement, which was canceled on January 24, 1996, allowed HFS the right to provide marketing services to any gaming facility that the Company affiliated with through November 2019. Pursuant to the financing agreement, HFS committed to provide up to $75 million in guarantees or loans at an interest rate of LIBOR plus 250 basis points to the Company, for a fee equal to 2% of its annual commitment. The agreement was modified on January 23, 1996 to extend the term to coincide with the term of the revolving credit facility which was used to finance the acquisition of FHI. Included in General and Administrative - Related Party expense is $1.5 million and $162,500 for the years ended December 31, 1995 and 1994, respectively, related to the

368431.3
                                       F-7
      financing agreement. HFS provided investment advisory services to the Company under a 25-year arrangement for a fee equal to 2% of the total development or acquisition costs associated with completed transactions. In December 1994, the Company incurred costs of approximately $90,000 relating to the Company's investment in Prescott (see Note 7(b)) pursuant to the advisory agreement. The Company and HFS agreed to terminate the advisory agreement on January 22, 1996. Accordingly, except for advisory services provided by HFS in connection with the proposed sale of 4 million shares to Chartwell Leisure Associates L.P. II ("Chartwell") and FSNL LLC ("FSNL") (see Note 4(B)) and the acquisition of FHI, the Company will no longer be obligated to pay fees to HFS under the advisory agreement. Under the corporate services agreement, HFS provides the Company with general corporate support services through November 2019 for consideration equal to the greater of $1.5 million or 2% of the Company's revenue up to a maximum fee of $10 million annually. On January 24, 1996, the Company and HFS modified the agreement to fix the annual fee at $1.5 million annually and add advisory services in connection with business acquisitions, financings and other transactions by the Company and to limit corporate support services to certain corporate accounting services through September 30, 1996. The Company subleases 7,500 square feet of office space from HFS at $130,000 per year through March 1, 1996.

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


368431.3
                                       F-8

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

4.    SUBSEQUENT EVENTS

      A. On January 23, 1996, the Company acquired the outstanding common stock of FHI for approximately $98.4 million subject to certain working capital adjustments. In related transactions on January 23, 1996 prior to consummation of the FHI Acquisition, HFS and Motels of America, Inc. acquired from FHI the Travelodge franchise system and 19 motel properties, respectively for

368431.3
                                       F-9
          an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company include 15 wholly-owned hotels and motels and a joint venture interest, ranging from 47% to 77% in 97 other lodging facilities. The Company financed $60 million of the purchase price with proceeds from a bank revolving credit facility ("Credit Facility") and $38.4 million with existing cash. HFS provided advisory services in connection with the acquisition for which the Company paid a $1,968,000 fee.

          The Credit Facility provides up to $125 million of unsecured borrowings through January 23, 2002. Revolving loans under the Credit Facility may be borrowed, at the Company's option, as Base Rate Loans or Eurodollar Loans. Interest on the outstanding principal amount of each Base Rate Loan is payable at an annual rate equal to the highest of i) the administrative agent's Prime Lending Rate, ii) the Adjusted Certificate of Deposit Rate plus 0.50%, or iii) the Federal Funds Rate plus 0.50%. The interest on the outstanding principal amount of each Eurodollar Loan is payable at an annual rate of the Eurodollar Rate plus a margin not to exceed 0.75%. The Company incurred $1.1 million of costs related to execution of the Credit Facility and is required to pay an annual administration fee of $150,000. The Company is also obligated to pay a commitment fee at an annual rate equal to 0.2% of the amount of the Unutilized Revolving Loan Commitment. The Credit Facility also contains covenants including restrictions on indebtedness, maintenance of net worth, minimum interest coverage, minimum fixed charge, maximum leverage coverages and others.

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


      B. On February 14, 1996, the Company entered into an agreement with Chartwell and FSNL to sell approximately 4 million newly issued shares of unregistered Company stock for $57 million. Upon shareholder approval and completion of such sale, Chartwell and FSNL will own approximately 52% of the outstanding common stock of the Company. The Company chairman and chief executive officer, who holds similar positions at HFS, resigned effective January 24,

368431.3
                                      F-10

          1996 and was replaced by a principal of Chartwell. HFS provided advisory services in connection with the transaction for which the Company will pay a $1,140,000 fee.

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

      The components of the income tax provision (benefit) for the years ended December 31, 1995 and 1994 and the period August 1, 1993 (date of inception) to December 31, 1993 are as follows ($000's):

                                                         1995          1994          1993
          Current:
            Federal                                      $  -          $(1,551)       $(219)
            State                                            65           (436)         (37)
                                                         ------       --------        ------

                                                            -           (1,987)        (256)
                                                        -------        -------        ------
          Deferred:
            Federal                                         472            558           60
            State                                           172            156           10
                                                         ------       --------       -------

                                                            644            714           70
                                                         ------       --------       -------
          Total income tax provision (benefit)           $  709        $(1,273)      $ (186)
                                                         ======        =======       ======



368431.3
                                      F-11

     The components of the deferred income tax assets and liabilities are as follows ($000's):

                                                                 December 31,
                                                              1995       1994

     Deferred tax assets:
       Imputed interest on loans                              $    -   $   774
       Unrealized loss on securities available for sale            -       403
       Losses not currently deductible                         1,994         -
       Net tax operating loss carryforward                     5,629       459

                                                               7,623     1,636
       Less: valuation allowance                              (7,623)        -

       Net deferred tax asset                                 $    -    $1,636

     Deferred tax liabilities: common stock - warrants        $    -    $   589


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

6.    LOANS RECEIVABLE

Loans receivable consists of ($000's):

      (a) Consists of a mortgage loan receivable from the Urban Redevelopment Authority of the City of Pittsburgh ("URA") in connection with the URA's purchase of a 100-acre tract on the Monongahela River in Pittsburgh, Pennsylvania. The loan bears interest at 4% which is not payable until maturity, and is secured by the entire tract of land. On September 30, 1995 the URA exercised its option to extend the maturity of its loan due the Company from September 30, 1995 to September 30, 1996. The option requires that interest payments be remitted during the extension period. Such land was expected to be utilized by the Company in connection with the development of a riverboat casino facility; however, as a result of the URA's decision not to permit gaming on the site, the Company has notified the URA that it will not exercise its option to purchase a portion of such site and expects to seek collection of the loan in September 1996. In January 1996 and June 1996, the Company received $3.8 million and $2.2 million, respectively, of principal and accrued interest on the loan.

      (b) Consists of a loan to Rainbow Casino Corporation ("Rainbow") to finance the licensing, construction and start-up costs for a dockside casino located in Vicksburg, Mississippi which commenced operations in July 1994. Under the terms of the promissory note, Rainbow pays $153,383 in monthly installments of principal and interest at 7-1/2% through maturity in August 2001, before the allocation of loan payments to Chartwell Leisure Associates L.P. ("Chartwell Leisure"), an affiliate of Chartwell, in connection with the Company's interest in a family entertainment center located on the Rainbow site (see Note 7(e)). The loan is secured by a first mortgage on existing real and tangible personal property excluding certain equipment.

368431.3
                                      F-12

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

     (c) During 1995, Bryanston Group, Inc. ("Bryanston"), an affiliate of Alpha Hospitality, Inc. ("Alpha"), purchased various Company investments in Alpha. The Company received $6.5 million cash and 153,600 shares of the Company's common stock in payment of a $7.1 million loan (net of discount and deferred loan costs) and approximately $0.6 million of the Company's investment in Alpha common stock. The Company reduced stockholders' equity by $1.2 million as a result of the repurchase of its common stock which was subsequently retired.

7.    INVESTMENTS

Investments consists of the following ($000's):
                                                       December 31,
                                                     1995          1994

          Investment in Boomtown Biloxi (a)       $ 4,840       $ 9,058
          Investment in Prescott (b)                4,767         4,760
          Investment in common stock (c)              425           959
          Investment in preferred stock (d)         3,752         3,845
          Investment in Funtricity (e)              1,836          -
          Warrants (f)                              1,080         1,470
                                                  -------       -------

          Total                                   $16,700       $20,092
                                                 =======       =======

      (a) During 1994, the Company acquired for approximately $8.5 million, plus expenses, and leased back to Boomtown, a casino building and barge located in Biloxi, Mississippi for a term of 25 years. Lease payments are based upon a percentage of the casino's net income (as defined) net of marketing fees paid to HFS and are not required to the extent of cumulative net losses (as defined). Since the Company receives consideration which has characteristics of an equity investment, the Company has classified the purchase as an investment and records related income based on the equity method of accounting. As of December 31, 1995, the Company has a cumulative net loss, thus, the Company has not recognized income related to its investment.

          On November 6, 1995 the Company and HFS entered into agreements with Boomtown Inc.("Boomtown") to reduce the Company's profit participation in Boomtown's Biloxi, Mississippi casino by 25% and to reduce the marketing fee payable to HFS for services provided to the casino by 25%. In return, the Company and HFS received $1.8 million and $0.6 million, respectively,

368431.3
                                      F-13
          reducing their corresponding investments. Furthermore, the company recorded a $2.4 million charge in the third quarter of 1995 to reduce its investment in Boomtown's Biloxi casino to its estimated net realizable value, based on the present value of the anticipated fair market buyout at the end of the lease.

      (b) The Company acquired a 19.9% limited partnership interest in Prescott on November 30, 1994 for $4.5 million plus expenses. Prescott owns and operates a hotel and convention center in Prescott, Arizona which includes an operating casino facility.

      (c) The Company acquired 200,000 shares of the common stock of Century Casinos, Inc. ("Century") in 1994 for $1.3 million. During 1995, the State of Indiana determined not to award a gaming license to Century for its proposed casino gaming operation in Switzerland County, Indiana. Based on this decision, the Company determined that its investment in Century common stock was permanently impaired and recorded a $1.0 million loss which is included in development expenses. The Company also holds options, and may be required by Century to purchase up to 230,000 shares of Century common stock at $3 per share if the closing price of Century's common stock exceeds certain specified levels ($10 to $13 per share) for 10 consecutive days prior to March 4, 1999. Based on the current trading price of Century common stock and Century's historical results of operations, the Company believes the options will not become exercisable and, therefore, have no value.

          The Company received 96,429 shares of Alpha common stock in settlement of certain outstanding obligations amounting to $559,000 in November 1994. During 1995, the Company sold its investment in Alpha common stock to Bryanston (see Note 6(c)).

      (d) Includes nonvoting preferred stock convertible into common stock representing a 20% interest in Odyssey Gaming Corporation ("Odyssey") acquired for approximately $3.8 million plus approximately $1.5 million contingent upon the occurrence of certain events which have not occurred and are, in the opinion of management, unlikely to occur. The Company has also committed, under certain circumstances which are, in the opinion of management, unlikely to occur (including the execution of agreements between Odyssey and certain Native American tribes for the development and management of Class II (bingo, pulltabs and nonbanking card games) or Class III (casino style) gaming facilities) to make secured project financing loans of up to an aggregate of $10 million to be used in connection with the development of Native American casino gaming facilities to be managed by Odyssey.

      (e) Consists of the Company's allocation of Rainbow loan payments (see
          Note 6(b)) to Chartwell Leisure as an inducement to Chartwell Leisure to provide financing for a family entertainment center ("Funtricity") located on the Rainbow site. The Company agreed to pay a percentage of principal and interest payments on the $10 million loan with Rainbow to Chartwell Leisure ranging from 14% to 27% adjusted annually in accordance with a schedule to the agreement. Additionally, HFS agreed to share marketing fees from Rainbow with Chartwell Leisure based on the same scheduled percentages. Chartwell Leisure agreed to share with HFS 50% of the net cash flow payable to Chartwell Leisure in respect to the family entertainment center and HFS agreed to share such amounts pro rata with the Company based on relative amounts paid by HFS and the Company, respectively, to Chartwell Leisure each year. The entertainment center commenced operations on May 1, 1995. The Company paid approximately $215,000 in 1995 in connection with the agreement.

      (f) The Company holds warrants to acquire 600,000 shares of Alpha common stock at $14 per share which expire in October 1998. The fair value of the underlying common stock approximated $4

368431.3
                                      F-14
          per share at December 31, 1995. The warrants were recorded at cost on date of receipt of approximately $1.5 million. These options were written down to fair value utilizing the Black-Scholes option valuation model at December 31, 1995.

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


368431.3
                                      F-15

10.    COMMITMENTS AND CONTINGENCIES

       A. Employment Agreements - At December 31, 1995, the Company had an employment agreement with an employee who was subsequently terminated in January 1996. Pursuant to such agreement, the Company is required to provide severance payments to the employee of approximately $256,000 over the term of one year.

       B. Litigation - In the normal course of business, certain litigation is initiated against the Company. Generally those claims are insured and in the opinion of management, disposition of litigation will not have a material adverse effect on the Company's liquidity, consolidated financial position or consolidated results of operation.

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



368431.3
                                      F-16

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

368431.3
                                      F-17