Form 10-Q
period 1996-06-30
NATIONAL LODGING CORP
filed 1996-08-08
CIK 929929

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                            -----------------------

                                   FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended June 30, 1996
                                                          OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from ____ to ____
                         Commission File Number 0-24794

                            -----------------------

                             NATIONAL LODGING CORP.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              22-332654
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

           Securities registered pursuant to Section 12(b)of the Act:
                                      None

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


                       Yes [X]                    No

As of June 30, 1996, there were 5,452,320 shares of the Registrant's Common Stock issued and outstanding

                             NATIONAL LODGING CORP.


This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.



                               INDEX                                   PAGE NO.

PART I.          FINANCIAL INFORMATION

    Item 1.      Condensed Consolidated Balance Sheets                     1

                 Condensed Consolidated Statements of                      2
                 Operations

                 Condensed Consolidated Statements of Cash                 3
                 Flows

                 Notes to Condensed Consolidated Financial                 4
                 Statements

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             7

PART II.         OTHER INFORMATION

    Item 1.      Legal Proceedings                                         10

    Item 2.      Changes in Securities                                     10

    Item 3.      Defaults Upon Senior Securities                           10

    Item 4.      Submission of Matters to a Vote of                        10
                 Securityholders

    Item 5.      Other Information                                         10

    Item 6.      Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                                 11

NATIONAL LODGING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
- --------------------------------------------------------------------------------------------
                                                               June 30,     December 31,
ASSETS                                                           1996             1995

 CURRENT ASSETS:

  Cash and cash equivalents                                 $    14,472        $    51,470

  Accounts receivable - net                                       4,172                  -

  Loans receivable                                                5,846             10,481

  Receivable from joint ventures                                  2,624                  -

  Prepaid and other current assets                                1,635                837
                                                              ---------           --------
          Total current assets                                   28,749             62,788

INVESTMENTS                                                       7,205             16,700

LOANS RECEIVABLE                                                 10,865              7,166

JOINT VENTURE INTERESTS                                          15,999                  -

PROPERTY AND EQUIPMENT - Net                                     77,295                  -

MANAGEMENT CONTRACTS - Net                                        8,660                  -

OTHER ASSETS                                                      2,895                420
                                                             ----------          ---------
TOTAL ASSETS                                                 $  151,668          $  87,074
                                                             ==========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                      $    6,938          $     552

  Current portion of long-term debt                               1,022                  -
                                                             ----------           --------
        Total current liabilities                                 7,960                552
                                                             ----------           --------
LONG-TERM DEBT                                                   64,602                  -

OTHER LIABILITIES                                                   107                  -
                                                             ----------           --------
            Total liabilities                                    72,669                552

MINORITY INTEREST                                                 3,565                  -

STOCKHOLDERS' EQUITY:

  Common stock                                                       55                 55

  Paid-in capital                                               106,617            106,697

  Accumulated deficit                                          (31,150)           (20,280)

  Foreign currency translation adjustment                          (66)                  -

  Unrealized gain on securities available for sale                   -                  50
                                                              --------            --------
          Total stockholders' equity                            75,456              86,522
                                                              --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $151,668              87,074
                                                              ========            ========


See notes to condensed consolidated financial statements.


NATIONAL LODGING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
- ------------------------------------------------------------------------------------------     -----------------------------------

                                                                 Three Months Ended                    Six Months Ended
                                                                      June 30,                            June  30,
                                                             -----------------------------     -----------------------------------
                                                                 1996           1995               1996             1995

REVENUE:

  Hotel and motel revenue                                     $  19,029       $      -         $   31,497        $      -

  Management fee and other income                                 1,050              -              1,633               -

  Equity in earnings of unconsolidated hotel and
  motel joint ventures                                            1,696              -              2,510               -
                                                                -------       --------            -------        --------
         Total revenue                                           21,775              -             35,640               -
                                                                -------       --------            -------        --------
OPERATING EXPENSES:

  Hotel and motel operating expense                               8,015              -             13,406               -

  Selling, general and administrative                             5,349            692              9,688           1,486

  Depreciation and amortization                                   2,467              -              4,250               -

  Gaming development costs                                           -           3,778                  -           5,174

  Provision for losses on gaming assets                           9,069              -              9,447               -

  Other                                                           3,871              -              6,568               -

  Minority interest                                                 350              -                447               -

  General and administrative related party                          375            782                772           1,565
                                                                -------        -------            -------         -------
         Total operating expenses                                29,496          5,252             44,578           8,225
                                                                -------        -------            -------         -------
OPERATING LOSS                                                  (7,721)        (5,252)            (8,938)         (8,225)

INTEREST INCOME (EXPENSE) - NET                                 (1,219)          1,011            (1,933)           2,151
                                                               --------        -------            -------         -------
LOSS BEFORE INCOME TAX EXPENSE                                  (8,940)        (4,241)           (10,871)         (6,074)

INCOME TAX EXPENSE                                                    -          1,759                  -           1,008
                                                               --------       --------          ---------        --------
NET LOSS                                                       $ 8,940)       $(6,000)          $(10,871)        $(7,082)
                                                               ========       ========          =========        ========
PER SHARE INFORMATION:

  Net loss                                                     $ (1.52)       $ (1.17)          $  (1.85)        $ (1.38)
                                                               ========       ========          =========        ========
  Weighted average common shares outstanding                      5,868          5,117              5,868           5,117
                                                               ========       ========          =========        ========






See notes to condensed consolidated financial statements.


NATIONAL LODGING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(In Thousands)
- ---------------------------------------------------------------------------------------------------------------------

                                                                                        1996              1995

NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES                                 $  1,553         $  (4,820)
                                                                                     --------          ---------
INVESTING ACTIVITIES:

    Issuance of loans receivable                                                        (263)              (970)

    Joint venture interests and investments in casino projects                              -            (1,951)

    Principal payments received on loans                                                6,276                651

    Travelodge acquisition, net of cash acquired                                     (99,175)                  -

    Other acquisitions and additions to property and equipment                        (2,781)                  -
                                                                                     --------            -------
          Net cash used in investing activities                                      (95,943)            (2,270)
                                                                                     --------            -------
FINANCING ACTIVITIES:

    Purchase of treasury stock                                                             -                 (3)

    Proceeds on borrowings                                                            70,000                   -

    Loan closing costs                                                               (1,622)                   -

   Repayment on borrowings                                                          (10,986)                   -
                                                                                    --------            --------
          Net cash provided by (used in) financing activities                         57,392                 (3)
                                                                                    --------            --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            36,998)             (7,093)
                                                                                    --------            --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        51,470              44,233
                                                                                    --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 14,472            $ 37,140
                                                                                    ========            ========










See notes to condensed consolidated financial statements

NATIONAL LODGING CORP.  AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The condensed consolidated balance sheet of National Lodging Corp. and subsidiaries (the "Company") as of June 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1995 Annual Report on Form 10-K.

2.    TRAVELODGE ACQUISITION

      On January 23, 1996, the Company acquired the outstanding common stock of Forte Hotels, Inc. ("FHI") for $98.4 million plus expenses, less certain working capital adjustments totaling approximately $3.1 million. In related transactions on January 23, 1996, prior to consummation of the FHI acquisition, HFS Incorporated ("HFS") and Motels of America, Inc. acquired from FHI the Travelodge franchise system and 19 motel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company include 17 wholly-owned hotels and motels and joint venture interests in 97 other lodging facilities. The Company financed $60 million of the purchase price with proceeds from a bank revolving credit facility ("Credit Facility") and $38.4 million with existing cash. HFS provided advisory services in connection with the acquisition for which the Company paid a $2.0 million fee.

      The acquisition described above was accounted for by the purchase method. The operating results of the acquired company are included in the consolidated statements of operations from its acquisition date, January 23, 1996.

      The following presents the unaudited pro forma consolidated results of operations for the six months ended June 30, 1996 and 1995 as if the transactions described above occurred on January 1, 1995; giving effect to the financing costs associated with the acquisition.




                                  Six Months Ended
                                      June 30,
                        ----------------------------------
                                 1996              1995
                       (In Thousands Except per Share Amounts)
                                     (Unaudited)


          Revenue                $     39,529     $     34,950

          Net Loss               $   (11,610)     $   (10,751)

          Net loss per share     $     (1.98)     $     (2.10)

      The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

3.    CREDIT FACILITY

      The Credit Facility provides up to $125 million of unsecured borrowings through January 23, 2002. Revolving loans under the Credit Facility may be borrowed, at the Company's option, as Base Rate Loans or Eurodollar Loans. Interest on the outstanding principal amount of each Base Rate Loan is payable at an annual rate equal to the highest of i) the administrative agent's Prime Lending Rate, ii) the Adjusted Certificate of Deposit Rate plus 0.50%, or iii) the Federal Funds Rate plus 0.50%. The interest on the outstanding principal amount of each Eurodollar Loan is payable at an annual rate of the Eurodollar Rate plus a margin not to exceed 0.75%. The Company incurred $1.6 million of costs related to execution of the Credit Facility and is required to pay an annual administration fee of $150,000. The Company is obligated to pay a commitment fee at an annual rate equal to 0.2% of the amount of the Unutilized Revolving Loan Commitment. Total borrowings and Letters of Credit outstanding as of June 30, 1996 under the agreement were $59.4 million and $15.0 million, respectively. The Company is also obligated to pay a fee in respect of each outstanding letter of credit equal to the applicable margin on the stated amount of the letter of credit, plus an additional fee equal to the higher of $500 per year or an amount of 0.5% of the stated amount of the letter of credit. The Credit Facility contains covenants including restrictions on indebtedness, maintenance of net worth, minimum interest coverage, minimum fixed charge, maximum leverage coverages and others. The Company was not in compliance with certain covenants as of June 30, 1996. The Company has received a waiver from the lender pursuant to which the lender has agreed to waive the Company's noncompliance with such covenants so long as the Company's borrowings under the Credit Facility do not exceed $75,000,000. The Company is in the process of refinancing this credit facility (see Note
      11).

4.    SALE OF STOCK

      On February 14, 1996, the Company entered into an agreement with Chartwell Leisure Associates L.P. II ("Chartwell") and FSNL LLC ("FSNL") to sell 4 million newly issued shares of unregistered common Company stock to Chartwell and FSNL for $57 million. This transaction is expected to close on August 8, 1996 subject to shareholder approval. Upon shareholder approval, Chartwell and FSNL will own approximately 52% of the outstanding common stock of the Company. The Company's former chairman and chief executive officer, who holds similar positions at HFS, resigned on January 24, 1996 and was replaced by a principal of Chartwell. HFS provided advisory services in connection with the transaction for which the Company will pay a $1.14 million fee upon completion of the sale.

5.    PROPOSED CANADIAN ACQUISITION

      The Company has agreed in principal to acquire from Capital Properties Limited Partnership ("CPLP") 20 hotels and a one-half interest in an additional hotel, which are hotels located throughout Canada and franchised under the "Travelodge" brand name. The acquisition will be accomplished by the Company paying approximately C$92 million in order to purchase substantially all of CPLP's existing bank debt and pay certain specified closing costs (including real estate taxes), as well as its assumption of liability for identified trade payables and property specific bank debt, aggregating approximately another C$12 million. In addition, the Company will be obligated to make certain contingent payments to CPLP's constituent partners following a preferred return to the Company. The closing is subject to CPLP partner approval.

6.    MEXICO JOINT VENTURE

      On July 12, 1996, the Company entered into a joint venture with Grupo Piasa, a Mexican hotel company, for the purpose of developing and operating, or franchising others to operate, lodging facilities in Mexico under the "Travelodge" and "Thriftlodge" tradenames. The joint venture expects to document its agreement in principle with HFS and enter into a master franchise agreement with HFS, pursuant to which the joint venture will be entitled to develop and operate, or to franchise others to develop and operate, lodging facilities in

      Mexico under the "Travelodge" and "Thriftlodge" names. Although the terms of the master franchise agreement have not yet been finalized, the Company expects that they will require the joint venture to pay to HFS or its affiliates certain fees, including development fees, franchise fees, royalty fees based on gross room revenues, and certain other customary fees, such as for travel agency, marketing and consulting services.

7.    RELATED PARTY TRANSACTION

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

8.    STOCK OPTIONS

      Options for 310,000 shares of common stock were granted under the Company's 1994 Stock Option Plan on January 23, 1996 at an exercise price of $10.625, representing fair market value on the date of grant. Additional options were granted under the Company's 1994 Stock Option Plan (i) for 900,000 shares of common stock on March 4, 1996 at an exercise price of $13.25 and (ii) 75,000 shares of common stock on April 11, 1996 at an exercise price of $13.25. Such exercise prices represent the fair market value on the dates of such grants.

9.    INCOME TAXES

      Deferred tax assets of $7.6 million at December 31, 1995 increased by approximately $4.3 million during the six months ended June 30, 1996. Such deferred tax assets are offset by a 100% valuation allowance. The Company has approximately $17.5 million of loss carryforwards for federal income tax purposes, expiring through 2010.

      The amount of $17.5 million includes net operating loss carryforwards of approximately $13.7 million and capital loss carryforwards of approximately $3.8 million. The net operating loss carryforward available to offset future taxable income will be restricted over several years as result of future changes in ownership pursuant to Section 382 of the Internal Revenue Code of 1986.

10.   INVESTMENTS

      Investments consists of the following ($000's):

                                                                          June 30, 1996    December 31, 1995
      Investment in Boomtown Biloxi (a)                                       $   -0-              $4,840
      Investment in Prescott                                                    4,767               4,767
      Investment in common stock of Century Casinos, Inc. (b)                     352                 425
      Investment in preferred stock of Odyssey Gaming Corporation (c)             -0-               3,752
      Investment in Funtricity                                                  1,836               1,836
      Alpha Hospitality Warrants (d)                                              250               1,080
                                                                               ------             -------
                                                                               $7,205             $16,700
                                                                               ======             =======



      (a)The Company is leasing a casino and barge in Biloxi, Mississippi to an unrelated third party under a 25 year lease. Rental income is equal to 16% of the facility's EBITDA net of marketing fees payable to HFS, Inc. Historically, the Company has not received cash flow after the marketing fees. The Company does not anticipate receiving cash flow during the remaining term of the lease and believes that the value after 25 years may be negligible. As a result the Company has fully reserved for this investment as of June 30, 1996 through the provision for losses on gaming assets.

      (b)At June 30, 1996, the market value of the stock was $352,000. A $75,500 writedown to market value was included in the provision for losses on gaming assets in the second quarter.

      (c)The investment in Odyssey Gaming Corporation ("Odyssey") approximates $3.8 million prior to reserve and consists of non-voting preferred stock convertible into common stock representing a 20% interest in Odyssey. Odyssey's principal investment is a five percent profits interest in a proposed casino in Massachusetts. As of June 30, 1996, Odyssey has no assets and was automatically dissolved by the Delaware Secretary of State for failure to pay its taxes and file annual reports. It is highly unlikely this casino will open due to the difficulties incurred to date in obtaining a gaming license. The Company has fully reserved against this asset through the provision for losses on gaming assets.

      (d)These warrants were written down to fair value utilizing the Black-Scholes option valuation model and a comparison to the fair market value of similar marketable securities issued by Alpha Hospitality Corp.

11.   SUBSEQUENT EVENTS

      On July 12, 1996, the Company received a commitment for a $150.0 million revolving line of credit (the "New Credit Facility") from The Chase Manhattan Bank and Bank of Nova Scotia with The Chase Manhattan Bank as administrative agent and Bank of Nova Scotia as syndication agent. Additional lenders may also participate in the loan. The Company intends to use the New Credit Facility to refinance it's current credit facility. The Company will be entitled to utilize the credit line for the revolving credit loans or the issuance of letters of credit. $75.0 million of the Company's obligations under the Credit Facility will be guaranteed by HFS. All outstanding obligations under the New Credit Facility are expected to mature on the sixth anniversary of the date of the initial borrowing under the facility. The New Credit Facility is expected to close on or about August 15, 1996.

      Proceeds of borrowings under the New Credit Facility will be available to the Company (1) to refinance in full the Company's indebtedness under the existing credit facility, (2) to finance the acquisition and or construction of hotel properties and (3) to finance the Company's working capital and general corporate requirements. In addition, up to $55 million of the aggregate commitment will be available as a subfacility in the form of Canadian Dollar denominated loans to a newly-formed wholly-owned subsidiary of the Company to finance the proposed CPLP acquisition.

      Revolving loans under the New Credit Facility are expected to be available as base rate loans or eurodollar loans. Interest on the outstanding principal amount of each base rate loan is expected to be payable at an annual rate equal to the highest of (A) the rate which is 1/2 of 1% in excess of the Federal Reserve reported certificate of deposit rate, (B) 1/2 of 1% in excess of the federal funds rate or (C) the prime lending rate of The Chase Manhattan Bank. Interest on the outstanding principal amount of each eurodollar loan is expected to be payable at an annual rate equal to the sum of the applicable margin (which is within a range of 0.40% to 1.00% based on the principal amount of revolving loans and letters of credit outstanding) plus the eurodollar rate. The Company is expected to be obligated to pay a commitment fee on the unutilized portion of the facility at an annual rate of 0.200% to 0.375% depending on the principal amount of revolving loans and letters of credit outstanding. The Company also expects to be obligated to pay a fee in respect of each outstanding letter of credit equal to the applicable margin on the stated amount of the letter of credit, plus an additional fee equal of 0.15% of the stated amount of the letter of credit.



                                  ************

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

On January 23, 1996, the Company entered the lodging industry with its acquisition of Forte Hotels, Inc. ("FHI") for a purchase price of $98.4 million plus expenses, less certain working capital adjustments totaling approximately $3.1 million. The principal assets of FHI acquired by the Company include 17 wholly-owned hotels and motels and joint venture interests in 97 other lodging facilities. Subsequently, the Company reached an agreement in principle with Capital Properties Limited Partnership ("CPLP") to acquire 20 hotels and a one-half interest in an additional hotel from CPLP, all of which are located throughout Canada. These hotels operate under the Travelodge brand. The acquisition will be accomplished by the Company paying approximately C$92 million in order to purchase substantially all of CPLP's existing bank debt and pay certain specified closing costs (including real estate taxes), as well as its assumption of liability for identified trade payables and property specific bank debt, aggregating approximately another C$12 million. In addition, the Company will be obligated to make certain contingent payments to CPLP's constituent partners. The closing is subject to approval of the limited partners of CPLP. The acquisition will be funded through a combination of bank borrowings and cash on hand.

The Company believes that comparisons of its results during the period ended June 30, 1996 to prior periods should take into account these changes in the Company's primary business.

RESULTS OF OPERATION - FINANCIAL DATA

Pro Forma

The pro forma financial data includes the combined operations of FHI for the three and six months ended June 30, 1996 and 1995 as if the acquisition had occurred on January 1, 1995, giving effect to depreciation and amortization associated with the acquired properties and financing costs associated with acquisitions. The pro forma financial data also includes revenues and expenses associated with the Company's gaming business which do not reflect net savings which may be achieved as a result of curtailment of future gaming operations. Further, the pro forma financial data does not include any potential eventual cost savings or revenue enhancements that management believes may be realized following the complete consolidation of FHI and operations.

Hotel and motel ("Lodging") revenue for the second quarter of 1996 was $21.8 million, an increase of 17% over the same period of the previous year, while Lodging income improved to $1.2 million from a $1.0 million loss in 1995. This increase primarily resulted from an increase in average daily rates per room sold from $53.18 in 1995 to $58.03 in 1996. The Company has increased its average room rate while maintaining occupancy through a targeted revenue management strategy. Occupancy for Lodging was 64.7% in the second quarter of 1996 versus 64.5% in the second quarter of 1995.

June 1996 versus June 1995

The Company's operations through November 1995 consisted of the development of prospective casino gaming facilities. Accordingly, the Company's operating results for the three and six month periods ended June 30, 1996 from operations other than Lodging activities and 1995 (when the Company did not engage in Lodging activities) consist of modest investment revenue. In the second quarter of 1996, the Company's revenue consisted of $0.6 million of interest income compared to $1.0 million for the same quarter in 1995. Similarly, revenue for the six months ended June 30, 1996 consisted of $1.4 million of interest income compared to $2.2 million for the same period in 1995. In addition, during the first six months of 1996, the Company's interest expense was $1.8 million on acquisition debt while the Company had no interest bearing debt load in 1995. Gaming development costs expense for the three and six months ended June 30, 1995 primarily consisted of writedowns of gaming assets and related expenses associated with terminated transactions. In the second quarter of 1996, in connection with the Company's ongoing periodic evaluation of its gaming assets, the Company provided $9.1 million in non-cash losses on its gaming assets to account for estimated impairment on the value of these investments. These losses were based on the Company's evaluation of the ability to generate cash flow, which have been negatively impacted by the environment for alternative gaming venues and the inability to obtain gaming licenses in certain cases. The Company's provision related to the following investments:

a) The Boomtown, Miss. investment approximates $4.8 million prior to the writedown. The Company is leasing a casino and barge in Biloxi, Miss. to an unrelated third party under a 25 year lease. Rental income is equal to 16% of the facility's EBITDA net of marketing fees payable to HFS, Inc. Historically, the Company has not received cash flow after the marketing fees. The Company does not anticipate receiving cash flow during the remaining term of the lease and believes that the value after 25 years may be negligible. As a result the Company has fully reserved against this investment as of June 30, 1996.

b) The investment in Odyssey approximates $3.8 million prior to the writedown and consists of non-voting preferred stock convertible into common stock representing a 20% interest in Odyssey. As of June 30, 1996 Odyssey has no assets and was automatically dissolved by the Delaware Secretary of State for failure to pay its taxes and file annual reports. The Company has fully reserved against this investment as of June 30, 1996.

c) Century Casinos, Inc. common stock was written down to the market value of the stock which was $352,000 at June 30, 1996. A $75,000 writedown was included in the provision for losses on gaming assets in the second quarter to reflect the writedown to market value.

d) The Alpha warrants were written down to fair value utilizing the Black-Scholes option valuation model at December 31, 1995 and a comparison to the fair market value of similar marketable securities issued by Alpha Hospitality Corp. at June 30, 1996.

     In the second quarter of 1995, the Company expensed $1.8 million of professional and loan commitment fees associated with the terminated Par-A-Dice transaction and expensed a $1.0 million valuation allowance established for the Company's investment in Century Casinos, Inc. common stock following the State of Indiana's June, 1995 unfavorable decision towards Century's proposed casino in Switzerland County, Indiana. The
     Company expensed approximately $1.4 million of professional fees, primarily in the first quarter of 1995, incurred in connection with the Company's proposed merger with Boomtown, Inc. which was terminated in April 1995.

LIQUIDITY AND CAPITAL RESOURCES

Lodging acquisitions

In connection with the acquisition of FHI the Company financed $60 million of the purchase price with proceeds from its $125 million credit facility with two banks. At the closing of the FHI transaction the Company issued a $15.0 million letter of credit in favor of a third bank securing the Company's loan agreement with that bank. Immediately after the FHI acquisition the Company had $50 million available under that credit facility.

On February 14, 1996, the Company entered into an agreement with Chartwell and FSNL to sell 4 million newly issued shares of the Company's common stock to Chartwell and FSNL for $57 million. This transaction is expected to close on August 8, 1996 subject to shareholder approval. Upon shareholder approval, Chartwell and FSNL will own approximately 52% of the outstanding stock of the Company. The Company's former chairman and chief executive officer, who holds similar positions at HFS, resigned on January 24, 1996 and was replaced by a principal of Chartwell. HFS provided advisory services in connection with the transaction for which the Company will pay a $1.14 million fee upon completion of the sale.

Gaming Business

The Company has agreed in principle with its partners to dissolve its joint venture to develop a gaming facility in Pittsburgh, Pennsylvania under which it had loaned the Urban Redevelopment Authority of Pittsburgh ("URA")
approximately $9.5 million in September 1994. In September 1995, the URA exercised its option to extend the maturity of the loan by one year to September 30, 1996. As a result of the Pennsylvania legislature's failure to propose a voter referendum to approve casino gaming facilities in that state, the Company notified the URA that it will not exercise its option to purchase a portion of the site which is the collateral for that loan, thus requiring the URA to pay interest currently at 4% per annum on a monthly basis. The URA made a $3.8 million payment of principal and interest in January 1996 and a $2.2 million payment of principal and interest in June 1996. The remaining balance of the URA loan is due in September 1996.

In March 1995, the Company agreed to loan up to an additional $2.0 million to the partnership that owns the Rainbow Casino in Vicksburg, Mississippi. The proceeds of such loan, together with additional capital to be contributed by the general partner of such partnership , are being used to finance certain improvements to the casino project, to complete related facilities and to provide additional working capital. The loan is unsecured, bears interests at 10% per annum and will be repaid in equal monthly installments of principal and interest over its seven year term. In 1994, the Company loaned Rainbow Casino Corporation ("Rainbow") $10 million to finance the licensing, construction and start-up costs associated with the Rainbow Casino, a dockside casino located in Vicksburg, Mississippi, which commenced operations on July 12, 1994. In 1994, the Company entered into an agreement with Chartwell Leisure Associates L.P., an affiliate of Chartwell ("Chartwell Leisure"), to induce Chartwell Leisure to finance a family entertainment center ("Funtricity"), which opened in May 1995. In connection with the agreement, the Company agreed to pay Chartwell Leisure, upon opening of Funtricity, a percentage of principal and interest payment collected on the $10 million loan to Rainbow, ranging from 14% to 27% of such payouts adjusted annually in accordance with a schedule to the agreement. The Company commenced payments to Chartwell Leisure in July 1995 and it made payments of approximately $200,000 in 1995 and $91,000 in each of the first and second quarters respectively in 1996. HFS will also share marketing fees from the Rainbow with Chartwell Leisure based on the same scheduled percentages. Chartwell Leisure has agreed to share 50% of the net cash flow with HFS and HFS has agreed to share such amounts received by Chartwell Leisure from Funtricity pro rata with the Company based on relative amounts paid by HFS and the Company, respectively.

Credit Facilities

General - The Company is a party to a credit facility (the "Credit Facility"), dated as of January 23, 1996, which provides that the Company may borrow up to $125 million under a revolving credit commitment. HFS has guaranteed $75 million of the Company's obligations under the Credit Facility.

Revolving credit loans may be used by the Company to finance permitted hotel acquisitions and for general corporate purposes, including to finance working capital needs. As of June 30, 1996, $74.4 million aggregate principal amount was utilized under the Credit Facility, of which $59.4 million constituted Revolving Loans and $15.0 million constituted outstanding letters of credit. All outstanding borrowings under the Credit Facility mature on January 23, 2002.

The total revolving credit commitment amount will be reduced and, to the extent outstanding borrowings would exceed the resulting commitment amount, principal will be repaid, semi-annually commencing March 31, 1997. The commitment reductions will be in the amount of $7.5 million per year, except that the commitment will reduce by $50 million to zero in 2002.

Covenants - The Credit Facility contains covenants restricting the Company and its Subsidiaries and Joint Ventures from, among other things, incurring additional indebtedness and from paying dividends on its common stock. In addition, the Credit Facility requires that the Company satisfy certain financial ratio coverage tests, including maintenance of net worth, minimum interest coverage, and minimum fixed charge and maximum leverage coverages. The Company was not in compliance with certain covenants as of June 30, 1996. The Company has received a waiver from the lender pursuant to which the lender has agreed to waive the Company's noncompliance with such covenants so long as the Company's borrowings under the Credit Facility do not exceed $75,000,000.

On July 12, 1996, the Company received a commitment for a $150.0 million revolving line of credit (the "New Credit Facility") from The Chase Manhattan Bank and Bank of Nova Scotia, with The Chase Manhattan Bank as administrative agent and Bank of Nova Scotia as syndication agent. Additional lenders may participate in the loan. HFS will guarantee $75,000,000 of the New Credit Facility. Proceeds from the New Credit Facility will be used to pay-off the Credit Facility in full. The New Credit Facility is expected to close on August 15, 1996.

Bank of America Loan Agreement - The Company has a loan agreement with Bank of America National Trust and Savings Association ("Bank of America") which permits the Company and the joint ventures through which it owns hotels to make revolving credit borrowings in an aggregate amount of up to $10 million and provides for an uncommitted credit facility, which is available at the sole discretion of Bank of America, in an aggregate amount of up to $5 million. Borrowings under the Bank of America Agreement may be made until December 31, 1996. The borrowings under the Bank of America Agreement are secured by a $15.0 million standby letter of credit issued under the Credit Facility. The Company is obligated to pay a commitment fee at an annual rate of 0.1875% on the unutilized portion of the Bank of America Agreement. Borrowings under the Bank of America Agreement were approximately $6.4 million at June 30, 1996.

Cash Flows

Cash provided by (used in) operating activities was $1.6 million for the six months ended June 30, 1996 compared to $(4.8) million for the six months ended June 30, 1995. The change relates primarily to the income provided by the Travelodge acquisition, partially offset by the increases in corporate expenses as the Company builds its infrastructure to support its growth plans.

Cash used in investing activities was $95.9 million for the six months ended June 30, 1996 compared to $2.3 million for the six months ended June 30, 1995. This change related primarily to the Travelodge acquisition and related costs offset by the receipt of principal payments on loans.

Cash provided by (used in) financing activities was $57.4 million respectively, for the six months ended June 30, 1996 compared to $(0.03) million for the six months ended June 30, 1995. This change resulted from net borrowing proceeds.

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

              None

Item 5.       Other Information

              Not applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

              Exhibit No.

              10.1 Employment Letter Agreement, dated as of July 17, 1996, by and between Ronald E. Jackson and the Company.

              10.2 Joint Venture Agreement, dated as of July 12, 1996, by and between Desarrolladora y Operadora de Hoteles Piasa, S.A. de C.V., Chartwell Mexico Corp., Xavier D. Autrex Maza and Alonso Ancira Elizondo.

              10.3 Waiver and Consent, dated as of August 7, 1996, among the Company and the lenders party to the Credit Agreement.

              27.1   Financial Data Schedule.

              (b) The Company filed Current Reports on Form 8-K/A dated May 28, 1996, June 26, 1996 and July 3, 1996 which amend a Current Report on Form 8-K dated January 23, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL LODGING CORP.



Date:  August 8, 1996              Kenneth J. Weber
                                   --------------------------------------------
                                   Kenneth J. Weber
                                   Chief  Financial  Officer  (Duly  Authorized
                                   Officer   of  the   Registrant)   (Principal
                                   Financial  Officer and Principal  Accounting
                                   Officer)

                                                                   Exhibit 10.1

                    EMPLOYMENT AND NONCOMPETITION AGREEMENT

                  AGREEMENT made as of this 17th day of July, 1996, by and between Ronald E. Jackson (the "Executive"), and National Lodging Corp., a Delaware corporation (the "Company").

                  WHEREAS, the Company desires to employ the Executive and to enter into an agreement embodying the terms of such employment, and the Executive desires to accept such employment and to enter into such agreement;

                  NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of the mutual covenants and obligations herein contained, the parties hereto agree as follows:

                  1. Position and Responsibilities. As of August 15, 1996 (the "Effective Date"), the Executive shall serve as Chief Operating Officer of the Company and, in such capacity, shall exercise such powers and comply with and perform such directions and duties in relation to the business and affairs of the Company as are customarily associated with that position and as may from time to time be vested in or given to him by the Board of Directors, Chief Executive Officer or President of the Company. Such duties shall include, without limitation, the direct or indirect supervision of all Company operations and personnel with the exception of the Chief Financial Officer and his staff, who report directly to the Company's Chief Financial Officer or Chief Executive Officer. The Company's General Counsel may also report to the President. The Executive shall at all times report to, and his activities shall at all times be subject to the direction and control of, the Chief Executive Officer and President of the Company. The Executive agrees to devote all of his business time, attention and services to the diligent, faithful and competent discharge of such duties for the successful operation of the Company's business.

                  2. Compensation: Salary, Bonus and Other Benefits. During the term of this Agreement, the Company shall pay the Executive the following compensation, including the following annual salary, bonus and other fringe benefits:

                      A. Salary. In consideration of the services to be rendered by the Executive to the Company, the Company shall pay to the Executive a base salary at the rate of $350,000 per annum (such salary as it may be increased from time to time being hereinafter referred to as the "Base Salary"). Except as may otherwise be agreed in writing, the Base Salary shall be payable in conformity with the Company's customary practices for executive compensation as such practices shall be established or modified from time to time but shall be payable not less frequently than monthly. Salary payments shall be subject to all applicable federal and state withholding, payroll and other taxes.

                      B. Bonuses. On the Effective Date, the Executive shall receive a special one-time signing bonus of $50,000. If the Executive is employed hereunder on the last day of a fiscal year other than the fiscal year ending December 31, 1996, he shall be entitled to receive an annual bonus with respect to such year ("Bonus") equal to the sum of (i) $50,000 ("Guaranteed Bonus") and (ii) if the Company reaches the business goals for such year as determined by the Executive, the President and the Chief Executive Officer of the Company, $50,000 ("Additional Bonus"). All Bonuses shall be paid to the Executive at such time as annual bonuses are paid to executives of the Company generally, but in no event later than sixty days after the end of each fiscal year.

                      C. Employee Benefits. The Executive shall be entitled to participate, in accordance with the provisions thereof, in any health, disability and life insurance and other employee benefit plans and programs made available by the Company to its executive management employees generally.

                      D. Vacations. During the year ending December 31, 1996, the Executive shall be entitled to eight days paid vacation. During each following fiscal year during the term of employment, the Executive shall be entitled to three weeks paid vacation. In addition, the Executive shall be entitled to all paid holidays given by the Company to its employees generally.

                      E. Relocation Expenses. In recognition of the fact that the Executive is expected to relocate to a residence within the New York metropolitan area, the Company shall pay for the Executive's relocation and travel expenses as set forth in this paragraph and in the Company's relocation reimbursement policy memorandum attached hereto as Exhibit A (the "Company Relocation Policy"), provided, however, that to the extent the terms of the Company Relocation Policy conflict with the provisions of this Agreement, this Agreement shall control. The Company shall pay the Executive such relocation and travel expenses as set forth in the Company Relocation Policy up to $25,000.

                      F. Stock Option Grants. As of the Effective Date, the Executive shall receive from the Company an option (the "Options") to purchase 200,000 shares of the Company's common stock at an exercise price per share equal to the current market price on the Effective Date, in accordance with the terms of the Company's 1994 Stock Option Plan (the "Stock Option Plan"). In accordance with the Stock Option Plan, the option agreement governing that grant, substantially in the form attached hereto as Exhibit B, shall provide that one-third of the Options shall vest on each of the first, second and third anniversaries of the Effective Date provided, however, that in the event the Executive is terminated without Cause prior to the first anniversary of the Effective Date, one-third of the Options shall vest on the later of (i) the date of such termination, or (ii) the date that is six months after the Effective Date.

                  3. Term. The term of the Executive's employment under this Agreement shall be from the Effective Date until December 31, 1997, unless earlier terminated as hereinafter provided.

                  4. Termination. The Executive's term of employment under this Agreement may be earlier terminated as follows:

                      (A) At the Election of the Company With Cause. The Company may, immediately and unilaterally, terminate the Executive's employment hereunder "with cause" at any time during the term of this Agreement upon written notice to the Executive. Termination of the Executive's employment by the Company shall constitute a termination "with cause" under this Section 4(A) if such termination is for one or more of the following causes: (i) intentional misconduct which might reasonably be expected to have a material adverse effect on the Company; (ii) misappropriation, conviction of a felony, repeated drunkenness or drug addiction; (iii) intentionally causing the Company to commit a violation of local, state or federal laws; (iv) gross negligence in the conduct or management of the Company not remedied within 30 days after receipt of written notice from the Company; (v) willful refusal to perform the duties reasonably assigned to the Employee by the Chief Executive Officer or President, (vi) breach by the Executive of Sections 5 or 6 of this Agreement, or (vii) breach by the Executive of any other material provision of this Agreement in any material respect not remedied within 30 days after receipt of written notice from the Company. Any notice given by the Company pursuant to clauses (iv) or (vii) of this Section shall describe the activities which, in the Company's opinion, constitute cause and shall state that the Company believes that such activities constitute cause under this Agreement. In the event of a termination "with cause" pursuant to the provisions of clauses (i) through (vii) above, inclusive, the Executive shall be entitled to no severance or other termination benefits, and shall have no further rights under this Agreement.

                      (B) At the Election of the Company for Reasons Other than With Cause. The Company may, immediately and unilaterally, terminate the Executive's employment hereunder at any time during the term of this Agreement without cause upon written notice to the Executive of the Company's election to terminate.

                      (C) Severance. If either (a) the Company exercises its right to terminate the Executive under Section 4(B) or (b) if the Company and the Executive do not enter into an employment arrangement upon termination of this Agreement, then on the last day of the Executive's employment hereunder, the Executive shall be entitled to (i) a lump sum payment equal to the Executive's Base Salary for three months, (ii) the Executive's relocation expenses in an amount not to exceed $25,000, and (iii) any benefits through the date of termination, and the Executive shall have no further rights under this Agreement. In the event that the Company gives the Executive less than sixty days notice of its intent not to enter into an employment arrangement with the Executive upon termination of this Agreement, then the Executive shall receive an additional amount of severance equal to the Executive's Base Salary for the period of time equal to sixty days less the number of days notice given by the Company.

                  5. Noncompetition Covenant. During the period of his employment hereunder and until December 31, 1997 if termination is for cause or voluntary by the Executive, Executive agrees that he will not engage and will not serve as a partner, officer, director, consultant, employee or stockholder of any company or business organization which engages in any business activity which is competitive with the principal business of the Company, as of date of termination. Notwithstanding the foregoing, the Executive may own up to five
(5) percent of the outstanding common stock of any class of common equity which is traded on a national securities exchange.

                  6. Nondisclosure Obligation. Executive will not at any time, whether during or after the termination of his employment, divulge, use, furnish, disclose or make available to any person, association or company any of the trade secrets or confidential information concerning the organization, marketing plans and strategies, pricing policies, plans and strategies relating to acquisitions made or to be made by the Company, business, finances or financial information, of the Company, so far as they have come or may come to his knowledge, except as may be required in the ordinary course of performing his duties as an officer of the Company or as may be in the public domain through no fault of his or as may be required by law. Executive shall keep secret all matters of such nature entrusted to him and shall not use or attempt to use any such information in any manner which may injure or cause loss to the Company.

                  7. Remedies Upon Breach. Executive agrees that any breach of this Agreement by him could cause irreparable damage to the Company and that in the event of such breach the Company shall have, in addition to any and all remedies of law, the right to an injunction, specific performance or other equitable relief to prevent the violation of his obligations hereunder, plus the recovery of any and all costs and expenses incurred by the Company, including reasonable attorneys fees in connection with the enforcement of this Agreement, provided that the Company shall have been successful on the merits or otherwise in any proceeding related to the enforcement thereof.

                  8. Consent and Waiver by Third Parties. The Executive hereby represents and warrants that his employment with the Company on the terms and conditions set forth herein and his execution and performance of this Agreement do not constitute a breach or violation of any other agreement, obligation or understanding with any third party. The Executive represents that he is not bound by any agreement or any other existing or previous business relationship which conflicts with, or may conflict with, the performance of his obligations hereunder or prevent the full performance of his duties and obligations hereunder.

                  9. Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York.

                  10. Severability. In case any one or more of the provisions contained in this Agreement for any reason shall be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement but this Agreement shall be construed as if such invalid, illegal or unenforceable provisions had never been contained herein.

                  11. Waivers and Modifications. This Agreement may be modified, and the rights and remedies of any provision hereof may be waived, only in accordance with this Section 11. No modification or waiver by the Company shall be effective without the consent of at least a majority of the Board of Directors then in office at the time of such modification or waiver. No waiver by either party of any breach by the other or any provision hereof shall be deemed to be a waiver of any later or other breach thereof or as a waiver of any other provision of this Agreement. This Agreement sets forth all of the terms of the understandings between the parties with reference to the subject matter set forth herein and may not be waived, changed, discharged or terminated orally or by any course of dealing between the parties, but only by an instrument in writing signed by the party against whom any waiver, change, discharge or termination is sought.

                  12. Assignment. The Executive acknowledges that the services to be rendered by him are unique and personal. Accordingly, the Executive may not assign any of his rights or delegate any of his duties or obligations under this Agreement. The Company shall have the right to assign this Agreement to its successors and assigns, and the rights and obligations of the Company under this Agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the Company.

                  13. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to be duly given when (i) delivered by hand, (ii) 5 days after mailing if sent by first-class certified mail, postage prepaid, return receipt requested, (iii) on the scheduled delivery date, if sent by overnight commercial courier, or (v) transmitted by telecopy or facsimile machine (with receipt confirmed) provided a copy is mailed by registered mail, return receipt requested,, to the following address or fax number, as applicable, of the party to whom such notice is to be made or to such other address as such party may designate in the same manner provided herein:

                  If to the Company:

                  National Lodging Corp.
                  605 Third Avenue
                  New York, New York 10171
                  Attention:  President
                  Fax:  (212) 867-4644

                  If to the Executive:

                  2303 Mill Lake Drive
                  Kingwood, Texas 77339

                  14. Survival of Obligations. Executive's obligations under this Agreement shall survive the termination of his employment with the Company regardless of the manner of such termination and shall be binding upon his heirs, executors and administrators. The provisions of Sections 5 and 6 shall survive the termination or expiration of this Agreement as a continuing agreement of the Executive. The existence of any claim or cause of action by Executive against the Company shall not constitute and shall not be asserted as a defense to the enforcement by the Company of this Agreement.

                  15. Arbitration; Submission to Jurisdiction. Any dispute, controversy, or claim arising out of or in connection with this Agreement, other than a claim under Sections 5 and 6 hereof, shall be determined and settled by arbitration in New York City pursuant to the rules then in effect of the American Arbitration Association. Any award rendered shall be final and conclusive upon the parties and a judgment thereon may be entered in a court having competent jurisdiction.

                  Any legal action or proceeding with respect to any claims under Sections 5 or 6 of this Agreement may be brought in the courts of the State of New York or of the United States of America for the Southern District of New York, and by the execution and delivery of this Agreement, the parties hereto accept the jurisdiction of the aforesaid courts. Each of the parties hereto waives, in connection with such action or proceeding (i) any objection, including, without limitation, any objection to the laying of venue or based on the grounds of forum non conveniens, which it may now or hereafter have to the bringing of such action or proceeding in such respective jurisdictions, and
(ii) trial by jury.

                  Each of the parties hereto consents to the service of process of any of the aforementioned courts in such action or proceeding by the mailing of copies thereof by registered or certified mail to such parties at their respective addresses set forth in Section 13 hereof.

                        [Space left intentionally blank]

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

COMPANY:                                     EXECUTIVE:

NATIONAL LODGING CORP.

By:  Martin Edelman                          Ronald E. Jackson

                                             Ronald E. Jackson

Title:  President

                                                                   Exhibit 10.2

                            JOINT VENTURE AGREEMENT

         JOINT VENTURE AGREEMENT entered into as of this July 12, 1996, by and between:

         (i) Desarrolladora y Operadora de Hoteles Piasa, S.A. de C.V. ("Piasa"), a company organized and existing under the laws of the Mexico, with domicile at Campos Eliseos No. 1, 7th Floor, Mexico City, Mexico;

         (ii) Chartwell Mexico Corp. ("NLC"), a corporation organized and existing under the laws of the State of Delaware, United States of America, with domicile at 605 Third Ave., 23rd Floor, New York, New York 10158, United States of America;

         (iii)             Xavier D. Autrey Maza; and

         (iv)              Alonso Ancira Elizondo.

         WHEREAS, Piasa is a wholly owned subsidiary (except for qualifying shares) of Grupo Piasa, S.A. de C.V., a company organized and existing under the laws of the Mexico, with domicile at Campos Eliseos No. 1, 7th Floor, Mexico City, Mexico.

         WHEREAS, Grupo Piasa, S.A. de C.V. is engaged in the development of real estate in the Territory (as such term is hereinafter defined), and desires to manage independently owned hotels, and develop and operate, and franchise others to develop and operate, Facilities (as such term is hereinafter defined) within the Territory through a joint venture between Piasa and NLC.

         WHEREAS, NLC is a wholly-owned subsidiary of National Lodging Corp., a corporation organized and existing under the laws of the State of Delaware, United States of America, with domicile at 605 Third Avenue, 23rd Floor, New York, New York 10158, United States of America.

         WHEREAS, National Lodging Corp. is engaged in the development and operation of Facilities within the United States of America, and desires to develop and operate, and to franchise others to develop and operate, Facilities within the Territory in a joint venture with Piasa.

         WHEREAS, Piasa and National Lodging Corp. have executed a letter of intent with Travelodge Hotels, Inc., pursuant to which the parties thereto have agreed on the principal terms and conditions of a Master Franchise Agreement pursuant to which the

Company (as such term is hereinafter defined) will acquire the Franchise Rights (as such term is hereinafter defined).

         NOW, THEREFORE, the parties hereto agree as follows:

         Section 1. Certain Definitions. As used in this Agreement, the following shall have the respective meanings set forth below:

         "Affiliate" shall mean, with respect to any Person, and only to such Person, any individual or firm, corporation, partnership, association, trust or other entity which, whether directly or indirectly, Controls, is Controlled by, or is under common Control with the subject Person; provided, however, that for purposes hereof neither of the parties hereto shall be considered to be "Affiliates" of the other (or of any of their "Affiliates"), or of the Company.

         "Agreement" shall mean collectively this joint venture agreement and its Exhibits.

         "Board" shall mean, with respect to any Person, its board of directors (consejo de administracion) or any other body with management functions.

         "Business Plan" shall have the meaning given to that term in Section 7(A) hereof.
10
         "By-laws" shall mean the Company's by-laws which shall be consistent with the provisions hereof, satisfactory to both parties and agreed by not later than the Closing Date.

         "Capital Stock" shall mean, with respect to any Person, its corporate capital stock.

         "Closing" shall mean the execution and delivery of all documents and steps that should take place on or prior to the Closing Date pursuant to this Agreement in order for the parties to form the Company and acquire the Franchise Rights.

         "Closing Date" shall mean a date on or prior to August 10, 1996, or as agreed to by Piasa and NLC.

         "Company" shall mean the management, development and franchise Mexican variable capital company (sociedad anonima de capital variable) to be formed by Piasa and NLC on the Closing Date pursuant to the terms of the Agreement.

         "Competition Commission" shall mean the Mexican Federal
Competition Commission (Comision Federal de Competencia).

         "Confidential Information" shall mean such written, oral, graphic or electromagnetic information, including but not limited to financial, technical and strategic business information about names of potential partners, proposed business deals, reports, plans, market projections, data, and any other confidential and proprietary information, together with analyses, work papers, compilations, comparisons, studies or other documents prepared by the furnishing or receiving party (or its partners, directors, employees, representatives, advisors or agents) which contain or reflect such information. The term "Confidential Information" shall not include information which: (a) becomes generally available to the public other than as a result of an unauthorized disclosure by a party hereto, its representatives, or its agents; (b) is or has been independently developed or acquired by the receiving party without violation of this Agreement; (c) becomes available on a non-confidential basis from a third party source, provided that such third party source is not bound by a confidentiality agreement with the furnishing party; (d) is explicitly approved for release by written authorization to the disclosing party by the furnishing party, or (e) oral information which is not otherwise reduced to and identified as confidential in writing by the disclosing party to the other party within 7 (seven) days after initial disclosure.

         "Control" shall mean the ownership, directly or indirectly, of more than fifty percent (50%) of the voting shares of any Person, or otherwise the possession, directly or indirectly, of the power to direct or cause the direction of the management of a Person, whether through the ownership of voting securities, by contract, or otherwise.

         "Deadlock" shall mean (i) the failure on any 3 (three) successive duly convened meetings of the Board or the shareholders of the Company, as notified in writing by either of the parties hereto, to resolve on any of the Fundamental Matters, except as provided in Section 7(C) hereof, which is included on the agenda for such meeting, whether such failure is due to voting abstention, negative voting or failure to attend a meeting, or (ii) a failure by either the holders of the Piasa Shares or the holders of the NLC Shares to waive their preemptive rights to subscribe an authorized capital increase in favor of the other or the other's designee, as provided in the second paragraph of Section 5 hereof, or (iii) a failure by either Piasa or NLC to guarantee indebtedness as contemplated in an approved Business Plan, or (iv) a failure by Piasa and NLC to remove or bond an involuntary lien within the time periods established for such purpose in the second to last paragraph of Section 12(A).

         "Dissenting  Shareholder" shall have the meaning given to such term in
Section 12(D)(3)(a) hereof.

         "Dollars" and the sign "US$" shall mean dollars, currency of the United States.

         "Executive  Committee"  shall have the  meaning  given to such term in
Section 6(B) hereof.

         "Exhibit" shall mean any and all documents attached to this Agreement.

         "Facilities" shall mean lodging facilities to be developed within the Territory under the Tradenames.

         "Facility Owner" shall have the meaning given to such term in Section 9 hereof.

         "Fair Market Value" shall mean, with respect to each Share, the cash purchase price agreed upon by the transferring and the purchasing shareholder, or, in case the parties cannot agree on such purchase price within 15 (fifteen) days after written notice from either the transferring or the purchasing shareholder: (i) for purposes of Sections 12(A) and 12(B), the cash purchase price offered by the bona-fide third party, or (ii) for purposes of Section 12(C), the average of the appraisal values established within the time periods set forth in such Section by Morgan Stanley and Goldman Sachs, in which case the transferring and purchasing shareholder shall share equally the costs of obtaining such appraisals.

         "First  Party"  shall have the  meaning  given to such term by Section
12(B).

         "Franchise Rights" shall mean exclusive rights to develop and operate, and to franchise others to develop and operate, Facilities within the Territory, for a term of at least 30 (thirty) years pursuant to the Master Franchise Agreement.

         "Fundamental  Matters"  shall have the  meaning  given to such term in
Section 6(A)(3).

         "Master Franchise Agreement" shall mean the master franchise agreement to be executed by and between the Company and Travelodge Hotels, Inc.

         "Mexican Authorities" shall mean the competent Federal, State, and Municipal governments of Mexico, and any Person or other instrumentality of any such governments.

         "Mexico" shall mean the United Mexican States.

         "NLC Shares" shall mean the Shares held by NLC or its Affiliates pursuant to the last paragraph of Section 12(A).

         "Notified Shareholder" shall have the meaning given to such term in 12(D)(3)(a) hereof.

         "Person" shall mean any individual or firm, corporation, partnership, association, trust or other entity.

         "Pesos" and the sign "$" shall mean pesos, currency of Mexico.

         "Piasa  Shares" shall mean the Shares held by Piasa or its  Affiliates
pursuant  to  the  last  paragraph  of  Section   12(A),   and  the  Qualifying
Shareholders.

         "Qualifying Shareholders" shall mean Messrs. Xavier D.
Autrey Maza and Alonso Ancira Elizondo.

         "Second Party" shall have the meaning given to such term in Section 12(B).

         "Shares" shall mean the shares of the Capital Stock of the Company.

         "Territory" shall mean the territory of the United Mexican
States.

         "Tradenames" shall mean the tradenames "Travelodge"(R) and "Thriftlodge"(R).

         "Triggering  Notice"  shall  have the  meaning  given to such  term in
Section 12(D)(3)(a) hereof.

         "United States" shall mean the United States of America.

         The meanings given to the above terms shall be equally applicable to the singular and plural tenses and other inflections of the terms defined. The words "herein", "hereof", "hereunder", "hereinafter", and words of similar import refer to this Agreement as a whole and not to any particular Section or Subsection hereof. The terms "day" and "days" shall mean calendar days, unless otherwise specified herein.

         Section 2. Purpose of this Agreement. Pursuant to the terms of this Agreement, Piasa and NLC shall: (i) form and own and manage the Company in accordance with the Business Plan; (ii) cause the Company to negotiate and execute the Master Franchise Agreement under terms and conditions agreed upon by Piasa and NLS, and as a result, cause the Company to acquire the Franchise Rights pursuant thereto, and (iii) directly or indirectly develop and operate, and/or cause the Company and others to develop and operate, Facilities within the Territory.

         Section 3. Acquisition of the Franchise Rights. Piasa and NLC shall jointly negotiate with Travelodge Hotels, Inc., in order to agree on and execute the Master Franchise Agreement on the Closing Date and acquire the Franchise Rights through the Company. Unless otherwise agreed upon by Piasa and NLC, the Master Franchise

Agreement shall contain terms and conditions not less favorable than the terms and conditions set forth in the letter of intent dated June 13, 1996, and attached hereto as Exhibit "A".

         Section 4. Organization of the Company. On or prior to the Closing Date, Piasa and NLC shall organize the Company in accordance with the laws of Mexico and the By-laws before a Mexican notary public mutually agreed by the parties hereto. The Company shall be organized under the name "Travelodge de Mexico, S.A. de C.V." or such other name agreed upon by Piasa and NLC, and authorized in the corresponding permit from the Ministry of Foreign Relations (Secretaria de Relaciones Exteriores). The initial Capital Stock of the Company shall be as provided in this Section 4.

         A. Initial Capital Stock. The Company shall be formed with an initial Capital Stock of $50,000 (Fifty Thousand Pesos, currency of Mexico) represented by 25,000 (twenty five thousand) Series "I" and 25,000 (twenty five thousand) Series "II" Shares with par value of $1.00 (One Peso, currency of Mexico) each. The Capital Stock of the Company shall have a fixed portion equal to $50,000 (Fifty Thousand Pesos, currency of Mexico), and a variable portion which shall be unlimited.

         Unless   otherwise   agreed   upon  in  writing   by  an   appropriate
shareholders' meeting, all of the Shares to be issued by the Company shall confer the same rights and obligations.

         B. Subscription of Shares. On the date on which the Company is formed, the parties hereto shall subscribe and pay for their respective Shares of the fixed portion of the Capital Stock of the Company, in the amounts set forth opposite their respective names below:

Name of Shareholder      Number of Shares (Series)         Percentage

Piasa                             24,998 (I)                 49.99%

Xavier D. Autrey M.                    1 (I)                  0.005%

Alonso Ancira E.                       1 (I)                  0.005%

NLC                               25,000 (II)                  50%


         Payment of the Shares shall be made in cash, in Pesos, in immediately available funds with no reduction, withholding or retention of any nature whatsoever.

         C. Share Certificates. On the date on which the Company is formed, Piasa and NLC shall cause the secretary of the Board of the Company to deliver to each of the parties hereto certificates conforming to the provisions of the By-laws and representing their respective Shares, on which date all the issued Shares of the Company shall be fully paid in accordance with Section 4(B).

         The Share certificates shall contain a legend thereon providing that any transfers or other restrictions relating to the Shares are subject to the rights and obligations set forth in the By-laws, in form satisfactory to the parties.

         D. Shareholders Registry Book. On the date on which the Company is formed. Piasa and NLC shall cause the secretary of the Board of the Company to register the subscription of the Shares by the parties hereto in the Company's shareholders registry book in compliance with Article 128 of the General Law on Commercial Companies.

         E. Initial Members of the Board. On the date on which the Company is formed, Piasa and NLC shall cause the first shareholders' meeting of the Company to appoint the following individuals as initial members of the Board of the Company:

            Directors                       Alternates

Xavier D. Autrey M.                      Adolfo Autrey M.
Alonso Ancira E.                         Manuel Ancira E.
Richard L. Fisher                        to be appointed
Martin L. Edelman                        to be appointed

         Mr. Xavier D. Autry M. shall be appointed as the initial chairman of the Board of the Company.

         F. Executive Committee. On the date on which the Company is formed, Piasa and NLC shall cause the cause the first meeting of the Board of the Company to form an executive committee of the Company (the "Executive Committee"), and to delegate to it such responsibilities as are agreed upon by such Board. Piasa and NLC shall cause the following individuals to be appointed as initial members of the Executive Committee:

             Name                                Position

Richard L. Fisher                            Chairman
Carlos Ancira Elizondo                       Vice-Chairman
Martin L. Edelman                            Member
Enrique Galan                                Member

         G. Initial Examiners. On the date on which the Company is formed, Piasa and NLC shall cause the first shareholders' meeting of the Company to appoint the following individuals as the initial examiner and alternate examiner of the Company:

             Examiner                                 Alternate Examiner

Manuel Gutierrez                                         to be appointed

         H. Initial External Auditors. On the date on which the Company is formed, Piasa and NLC shall cause the first shareholders' meeting of the Company to appoint Ruiz Urquiza y Cia., S.C. as the external auditors of the Company.

         Section 5. Additional Capital Contributions. Piasa and NLC shall fund capital required in excess of their initial capital contributions to the Company by contributing capital in proportion to their respective equity interest in the Company, as approved from time to time by the appropriate shareholders' meeting, and by obtaining debt or loans under terms and conditions agreed upon by the Board of the Company.

         Piasa and NLC agree and undertake to subscribe and pay for any authorized increases in the Capital Stock of the Company in proportion to their respective equity interest in the Company, and in accordance with the schedules, terms and conditions specified in the respective Business Plan, or as approved from time to time by the appropriate shareholders' meeting. Notwithstanding the above, if the holders of the Piasa Shares and of the NLC Shares are unable or unwilling to subscribe and pay for an authorized increase of the capital of the Company, such group of shareholders of the Company shall waive their preemptive rights to subscribe such capital increase in favor of the other group of shareholders of the Company or a third party designated by such other group; provided that if such group of shareholders refuses to waive their preemptive rights, either of the aforementioned group of shareholders shall have the right to notify the other party that a Deadlock exists.

         To the extent counter-guaranties are required on indebtedness to be incurred by the Company, Piasa and NLC shall severally guarantee such indebtedness; provided, however, that if the Company's creditors insist on joint and several guaranties, Piasa and NLC shall jointly and severally guarantee such indebtedness, and shall agree on appropriate cross indemnities. If Piasa or NLC refuses to guarantee indebtedness as contemplated in an approved Business Plan, either party shall have the right to notify the other party that a Deadlock exists.

         Section 6. Management of the Company.

         A. Shareholders' Meetings. The meeting of the shareholders of the Company shall be the supreme governing body of the Company.

Thus, the meeting of the shareholders of the Company may resolve on any matter under the competence of the Board of the Company, or any other matter with respect to the Company.

         General meetings of the shareholders of the Company shall be either ordinary or extraordinary, as determined by the provisions of the General Law of Commercial Companies (Ley General de Sociedades Mercantiles) and the By-laws. Each shareholder of the Company shall have one vote at each meeting of the shareholders of the Company for each Share owned by such party.

                  (1) Extraordinary Shareholders' Meeting. In accord- ance with
Article 182 of the General Law of Commercial Companies and the By-laws of the Company, the extraordinary shareholders meeting of the Company shall have exclusive competence to resolve on the following matters: (i) extension of the duration of the Company; (ii) anticipated dissolution of the Company; (iii) increases or decreases in the fixed portion of the Capital Stock of the Company; (iv) change of the purpose of the Company (objeto social); (v) change of the nationality of the Company; (vi) transformation of the Company; (vii) mergers or spin-offs (escision) of the Company; (viii) issuance of preferred Shares; (ix) redemption by the Company of its Shares and issuance of participation certificates (acciones de goce); (x) issuance of bonds; (xi) amendments to the By-laws, and (xii) any other matter which requires special quorum in accordance with applicable laws or the By-laws, including, but not limited to, the Fundamental Matters if such matters are resolved by a meeting of the shareholders of the Company.

                  The approval of resolutions by an extraordinary meeting of the shareholders of the Company shall require, upon first or subsequent call, the presence and affirmative vote of the shareholders representing 75% (seventy-five percent) of the Capital Stock of the Company.

                  (2)  Ordinary   Shareholders'  Meeting.  In  accordance  with
Article 181 of the General Law of Commercial Companies and the By-laws of the Company, the ordinary meeting of the shareholders of the Company shall resolve on all matters not reserved for an extraordinary shareholders' meeting pursuant to Section 6(A)(1). Additionally, an ordinary meeting of shareholders shall take place annually within the first 4 (four) months following the end of the Company's fiscal year, in order to resolve on the following matters:

(a) To discuss, approve or modify the financial statements of the Company and the report of the Board of the Company, considering the examiners report, and to resolve on the matters related thereto it deems appropriate.

(b) To appoint and remove members of the Board of the Company and the examiners of the Company.

(c) To resolve on the compensation, if any, to the members of the Board and the examiners.

         The approval of resolutions by an ordinary meeting of the shareholders of the Company shall require, upon first or subsequent call, the presence of the shareholders representing 50% (fifty percent) of the Capital Stock of the Company, and the affirmative vote of the majority of the shareholders of the Company present at such meeting; provided, however, that as long as each of the Piasa Shares and the NLC Shares continue to represent 50% (fifty percent) of the Company's Capital Stock, the approval of resolutions by an ordinary meeting of shareholders of the Company shall also require, upon first or subsequent call, the presence and affirmative vote of the shareholders representing each of Series "I" and Series "II" Shares.

                  (3) Fundamental Matters. The approval by an extraordinary shareholders' meeting or, where the matter is not reserved by applicable law for resolution by a shareholders' meeting, by the Board of the Company or the Executive Committee, shall be required in order to authorize or approve the undertaking of any of the following fundamental matters (hereinafter the "Fundamental Matters") by the Company:

(a) Approval of the Business Plan, and any material deviation from the Business Plan. For purposes of this Section 6(A)(3)(a), a material deviation from the Business Plan shall occur if the Company plans to directly or indirectly enter into any agreement or business activity requiring financial resources or guaranties from the shareholders of the Company in an amount exceeding the equivalent to US$150,000.00 (One Hundred and Fifty Thousand Dollars 00/100 currency of the United States), but only if such agreement, business activity or commitment of resources is not identified in an approved Business Plan.

(b) Except as may be provided by the Business Plan, the execution of agreements with, or the payments of any amounts to any shareholder of the Company (other than dividends), director or officer of the Company, or any Affiliate thereof, if such agreements or payments have an aggregate value exceeding the equivalent to US$150,000.00 (One Hundred and Fifty Thousand Dollars 00/100 currency of the United States).

(c) Except as may be provided by the Business Plan, entry into or material modification of any transaction or series of transactions, including but not limited to, borrowings, sales and acquisitions, with a value exceeding the equivalent of [US$150,000.00 (One Hundred and Fifty Thousand Dollars 00/100 currency of the United States)] individually, or [US$150,000.00 (One Hundred and Fifty Thousand Dollars 00/100 currency of the United States)] in the aggregate.

(d) Approval of the development, franchise or sale of a Facility, and approval of the development project for any Facility.

(e)      the declaration or reduction and payment of any dividends.

(f)      A change in the appointed external auditors of the Company.

(g) The granting of powers of attorney for acts of domain, acts of administration, and for the execution of negotiable instruments and credit transactions, if such powers of attorney authorize the attorneys-in-fact to enter into transactions, sign negotiable instruments, or settle disputes exceeding in value US$150,000.00 (One Hundred and Fifty Thousand Dollars 00/100 currency of the United States).

(h) The appointment, removal and remuneration of senior officers of the Company, as the term "senior officers" is defined in an approved Business Plan from time to time.

(i) The registration of Shares of the Company before any stock exchange or any public offering of Shares or debt.

(j) The decision to request any declaration of bankruptcy, suspension of payments or insolvency or institution of receivership, custodianship, trusteeship or similar proceedings.

(k) A merger of the Company, or any sale, assignment, transfer, pledge, encumbrance, lien, or disposition of Shares, or other transaction involving a change in corporate structure or control of the Company.

(l) The incorporation and divestment of any Person by the Company, and the manner in which the Company shall cast its votes with respect to these Fundamental Matters at any shareholders, Board or other decision making meeting of any such Person.

         Such approval or authorization shall require: (i) the quorum and voting requirements applicable to extraordinary shareholders' meetings, as per
Section 6(A)(1) above, or (ii) the presence and affirmative vote of at least one of the members of the Board or the Executive Committee appointed by each of the shareholders holding Series "I" and Series "II" Shares, in those cases where resolutions with respect to such matters may be adopted by a Board or Executive Committee meeting in accordance with applicable law and the By-laws.

         B. Board of Directors and Executive Committee. The Company shall be managed by the Board of the Company and the Executive Committee. The Executive Committee shall report directly to the Board of the Company. The shareholders of the Company shall be entitled to designate members of such Board and the Executive Committee in proportion to their respective equity interests in the Company. The chairman of the Board shall be designated by Piasa, and the chairman of the Executive Committee shall be designated by NLC. Neither the chairman of the Board of the Company nor of the Executive Committee shall have a tie-breaking vote.

         The Board shall resolve on all matters not exclusively reserved to the shareholders by the General Law on Commercial Companies or the By-laws, including any Fundamental Matter not reserved to the shareholders, and the Executive Committee shall resolve on all those matters delegated to it by the Board of the Company. The resignation, removal and replacement of members of the Board of the Company, their alternates, and the members of the Executive Committee shall be governed by the By-laws.

         A secretary and an alternate secretary of the Board and of the Executive Committee shall be appointed by the Board. The secretary shall not be a member of the Board or the Executive Committee, nor have a vote at Board or Executive Committee meetings. The secretary shall be designated by Piasa.

                  (1) Meetings. The Board of the Company shall meet at least quarterly at the Company's domicile or elsewhere, and the officers of the Company shall submit financial reports to the members of the Board sufficiently in advance of each quarterly meeting.

                  The Executive Committee shall meet periodically as agreed upon by its members, and the officers of the Company shall submit reports to the members of the Executive Committee as requested by them.

                  Meetings of the Board of the Company or of the Executive Committee may be held in person, by telephone, or by any other electronic transmission. Notices of any Board or Executive Committee meeting shall be given in writing by the secretary to each member of the Board at least 15 (fifteen) days prior to the date of the meeting, with the understanding that such notices shall not be required if all members of the Board or the Executive Committee are present at the meeting in person, by telephone, or by any other electronic transmission.

                  (2) Fundamental Matters. The approval of resolutions by the Board of the Company and the Executive Committee with respect to any of the Fundamental Matters not exclusively reserved to the shareholders by the General Law of Commercial Companies or the By-laws shall require, upon first or subsequent call, the presence and affirmative vote of at least one member of the Board appointed by the shareholders of each of the Series "I" and Series "II" Shares.

                  (3) Other Matters. The approval of resolutions by the Board of the Company and of the Executive Committee with respect to any matter, other than the Fundamental Matters, shall require, upon first or subsequent call, the presence of at least 50% (fifty percent) of the members of the Board of the Company, and the affirmative vote of the majority of those members of the Board present at such meeting; provided however, that as long as each of Piasa and NLC continue to hold an equity interest equivalent to 50% (fifty percent) of the Company's Capital Stock, the approval of resolutions by the Board of the Company or the Executive Committee shall also require, upon first or subsequent call, the presence and affirmative vote of at least one of the members of such or the Executive Committee appointed by the shareholders of each of Series "I" and Series "II" Shares.

         Section 7.  Business Plan.

         A. Preparation of the Business Plan. The Company shall be managed in accordance with an annual business plan (the "Business Plan"), that shall include, without limitation, (i) plans and projections regarding the development and franchising of Facilities by the Company; (ii) a capital budget; (iii) amounts to be contributed by the shareholders of the Company, and
(iv) any other matter deemed necessary or desirable by the Board of the Company.

         The Business Plan shall constitute the maximum limit on the contributions of the shareholders during the applicable 1 (one) year period, unless an increase of the Capital Stock of the Company is approved by the shareholders of the Company.

         B. Initial Business Plan. Piasa and NLC shall approve the initial Business Plan, which shall cover the period from the Closing Date until December 31, 1996, at the first meeting of the Board of the Company.

         C. Approval of the Business Plan. Except in the case of the initial Business Plan referred to in Section 7(B), a proposal for the Business Plan for the ensuing 1 (one) year period shall be delivered to the Board of the Company by November 1 of each successive year by the officers of the Company appointed by the Board for such purpose. The Board of the Company shall approve or modify the proposed Business Plan by December 15 of each year, failing which either party can declare a Deadlock.

         D. Material Deviations from the Business Plan. Any material deviation from an approved Business Plan, as defined in Section

6(A)(3)(a), shall be a Fundamental Matter subject to the voting requirements set forth in Section 6(A)(3).

         Section 8. Closing Date. The parties shall use their best efforts and take all steps that may be required for Closing to occur on the Closing Date. The Closing shall take place at 11:00 a.m. at the offices of Piasa located at Campos Eliseos No. 1, 7th Floor, Col. Polanco, 11560 Mexico D.F., Mexico.

         Section 9. Development of Facilities. Piasa and NLC and/or the Company shall form one or more real estate property owning companies that will own one or more of the Facilities developed by the Company or directly or indirectly by the parties hereto (the "Facility Owner"). Piasa and NLC may approve the participation of an additional passive partner/shareholder in a Facility Owner for specific locations.

         Each Facility Owner shall contract with the Company for the right to use Tradenames at each Facility, and for development, management and support services for each Facility.

         Subject to the Business Plan, the parties currently anticipate that the initial five Facilities will be financed with a 65% (sixty-five percent) equity contribution, and 35% (thirty-five percent) debt from unrelated third parties, and that subsequent development of Facilities shall be financed with 50% (fifty percent) equity and 50% (fifty percent) debt. Piasa and NLC shall, directly or indirectly, contribute 50% (fifty percent) of the equity required to develop each of the first five (5) Facilities, and 25% (twenty-five percent) of the initial equity capital required to develop up to twenty-five (25) additional Facilities, in accordance with the development schedule to be agreed upon by the Board of the Company or, in its case, the Executive Committee. In the case where there is an additional passive partner/shareholder, any initial capital contributions required to develop each Facility in excess of the amounts contributed by such partner/shareholder will be funded by Piasa and NLC as per the percentages set forth in this Section 9.

         The approval of the Fundamental Matters by each of the Facility Owners shall require the consent of (a) Piasa and NLC (or the Person formed by each of such parties), where such parties participate directly in any Facility Owner, or (b) the Company where it (or any of its subsidiaries) participates in a Facility Owner.

         Each of the Facility Owners shall distribute profits to their shareholders/partners in proportion to such Person's equity interest in such Facility Owner. Likewise, any additional approved capital contributions required by a Facility Owner shall be contributed by its shareholders/partners in accordance with their respective equity interest in such Facility Owner.

         Section 10. Covenants of the Parties. The parties hereby covenant and agree that:

         A. No Competition. Each of Piasa and NLC agrees and undertake that it will not, and shall cause its respective Affiliates to not, enter into any agreement or negotiation or otherwise associate, cooperate or negotiate, directly or indirectly, with any third party, Person or group in any plan to develop, own, operate, or manage limited services hotels within the Territory during the first five (5) years counted from the date on which the Company is formed, except pursuant to this Agreement. After such period of five (5) years, neither of Piasa or NLC may develop, own, operate, or manage limited services hotels within the Territory, except as provided herein, without first offering such opportunities to the other party on the same terms and conditions as are available to the offering party; provided, however, that if either party fails to respond within 30 (thirty) days from the date on which all information reasonably available in connection with the opportunity offered has been made available to it, then such party shall be deemed to have rejected such opportunity and the offering party shall be free to pursue such opportunity independently, unless the terms of such opportunity vary materially from the information presented to the offeree, in which case the offeror shall be obligated to re-offer the opportunity as provided above.

         B. Arms Length Transactions. The parties shall cooperate to provide their respective expertise, leadership and services to the Company, and shall determine on a case by case basis their respective responsibilities and, in each case, if the Company shall reimburse the party for specific services rendered to it. All agreements executed between the Company and any of the parties or their respective Affiliates, and all payments by the Company to any of the parties or any of their Affiliates, shall be made on an arms length basis and, when appropriate, approved by the Board or the shareholders of the Company.

         C. Members of the Board of the Company. Each of the parties shall appoint the members of the Board of the Company and of the Executive Committee designated by the other parties in accordance with Sections 4(E) and 6(B) hereof.

         D. Notification of Change in Controlling Interest. Each of the parties shall notify the other party within three (3) days after it becomes aware of any possible change in its Control, or in the Control of any Person exercising Control over such party.

         E. Negotiations with Mexican Authorities. Piasa shall lead all negotiations with Mexican Authorities, provided that such negotiations shall be conducted in the best interest of the Company and its shareholders. Notwithstanding the above, NLC shall have access to all relevant information with respect to such negotiations, and shall have the right to participate in all negotiations with Mexican Authorities, having received from Piasa prior reasonable notice of such negotiations; should NLC choose not to participate in such negotiations, it shall receive a report from Piasa timely thereafter.

         F. Guarantee by National Lodging Corp. National Lodging Corp. hereby unconditionally guarantees all obligations of the holders of the NLC Shares arising or derived from this Agreement, except for those obligations which if breached may give rise to a Deadlock, including but not limited to such obligations set forth in Sections 5 and 9 hereof, and agrees to indemnify and hold the holders of the Piasa Shares and the Company harmless upon Piasa's demand from any damages or losses resulting as a result of a failure to comply with any such obligations.

         G. Guarantee by Grupo Piasa, S.A. de C.V. Grupo Piasa, S.A. de C.V. hereby unconditionally guarantees all obligations of the holders of the Piasa Shares arising or derived from this Agreement, except for those obligations which if breached may give rise to a Deadlock, including but not limited to such obligations set forth in Sections 5 and 9 hereof, and agrees to indemnify and hold the holders of the NLC Shares and the Company harmless upon NLC's demand from any damages or losses resulting as a result of a failure to comply with any such obligations.

         H. Release of Guaranties. In the event that either of the holders of the Piasa Shares or the holders of the NLC Shares sell their respective Shares to the other group of shareholders pursuant to Section 12 hereof, then the group of shareholders that remain as shareholders of the Company shall release and use its best efforts to cause creditors to release Piasa or NLC, as the case may be, from all guaranties of the Company's indebtedness and obligations, or, if such release is not possible due to causes beyond their control, Piasa or NLC, as the case may be (as well as the pertinent guarantor of such party's obligations hereunder per subsection (F) or (G) above), shall provide appropriate cross indemnities to the group of shareholders selling their Shares as provided above.

         Section 11.  Representatives and Warranties.

         A. Representations and Warranties of Piasa. Piasa and Grupo Piasa, S.A. de C.V. hereby represent and warrant that:

                  (1) Due Incorporation. Piasa and Grupo Piasa, S.A. de C.V. are companies duly organized and validly existing under the laws of Mexico, and have the corporate power to execute, deliver and perform this Agreement.

                  (2) Control of Piasa. On the date hereof, Piasa and Grupo Piasa, S.A. de C.V. are ultimately Controlled by the Autrey Maza and Ancira Elizondo families.

                  (3) Authorization, No Default, Legal Effect. The execution, delivery and performance by Piasa of this Agreement: (i) has been duly authorized by all necessary corporate action and does not and shall not violate any provision of any applicable legal requirements, or of their by-laws; (ii) does not and shall not result in the breach of, or constitute a default under, or require any consent under, any indenture, bank loan or credit agreement, mortgage, or other agreement or instrument to which Piasa and Grupo Piasa S.A. de C.V. are parties or by which they or any of their properties may be bound or affected, and (iii) shall constitute, their valid, binding and enforceable obligations in accordance with its terms.

         B. Representations of NLC. NLC and National Lodging Corp. hereby represent and warrant that:

                  (1) Due Incorporation. NLC and National Lodging Corp. are corporations duly organized and validly existing under the laws of the State of Delaware, United States, and have the corporate power to execute, deliver and perform this Agreement.

                  (2) Control of NLC. On the date hereof, NLC and National Lodging Corp. are ultimately Controlled by the Getty and Fisher families.

                  (3) Authorization, No Default, Legal Effect. The execution, delivery and performance by NLC and National Lodging Corp. of this Agreement:
(i) has been duly authorized by all necessary corporate action and does not and shall not violate any provision of any applicable legal requirement, or of their by-laws; (ii) does not and shall not result in the breach of, or constitute a default under, or require any consent under, any indenture, bank loan or credit agreement, mortgage or other agreement or instrument to which NLC and National Lodging Corp. are a party or by which they or any of their properties may be bound or affected, and (iii) shall constitute their valid, binding and enforceable obligations in accordance with its terms.

         Section 12. Rights and Options with respect to the Shares. The rights and options to acquire or sell Shares provided for in this Section 12 shall remain in effect until this Agreement is terminated in accordance with Section 16 hereof. For purposes of this Section 12, all of the holders of the Piasa Shares shall be deemed to be one party or shareholder and all of the holders of the NLC Shares shall be deemed to be one party or shareholder, provided that Piasa may exercise its right pursuant to this Section 12 independently of the Qualifying Shareholders.

         A. Right of First Refusal. Any sale, assignment, transfer, pledge, encumbrance lien, realization on any pledge, encumbrance or lien or disposition of Shares by any of the parties hereto, including those effected by legal requirements, shall require the prior consent of the Board of the Company pursuant to Article 130 of the General Law on Commercial Companies. The consent of the Board of the Company shall be granted in accordance with the following rules:

                  1. The parties shall have a right of first refusal to acquire (or, to the extent legally restricted from effecting such purchase, to designate a purchaser for) the Shares to be sold, assigned, transferred, pledged or encumbered by any of them.

                  2. Any of the parties desiring to sell, assign, transfer, pledge or encumber its Shares in the Company (hereinafter the "transferring party") shall notify the secretary of the Board of the Company, as well as the other shareholders, in writing, of its desire with respect to such Shares, which written notice shall include: (i) the identification of any third party bona-fide offerer or beneficiary of a security interest over the Shares; (ii) the cash price for the Shares being offered by said third party bona-fide offeror; (iii) all applicable terms and conditions; (iv) a copy of any agreement entered into by the bona fide offerer and the party desiring to transfer or encumber its Shares, which agreement shall contain the agreement of the offerer or the beneficiary to assume, upon transfer of the Shares, all the obligations and liabilities of the transferor arising out or derived from this Agreement; (v) evidence that the third party bona fide offerer qualifies to hold the Shares pursuant to applicable legal requirements; and (vi) any other relevant conditions.

                  3. Once the secretary of the Board of the Company receives the written notice mentioned in Section 12(A)(2), said secretary shall immediately notify the other shareholder of the Company (hereinafter the
"non-transferring party") in writing of the terms of the offer. The non-transferring party shall have 30 (thirty) days from the date in which the corresponding notice from the secretary is received to exercise its right of first refusal to acquire (or , to the extent, legally restricted from effecting such purchase, to designate a purchaser for) the Shares. The exercise of said right of first refusal shall be made in accordance with the following:

                        (i)   The price of the Shares to be transferred shall

be equal to its Fair Market Value.

                       (ii) The price of the Shares shall be paid within 60 (sixty) days from the date on which the notice from the secretary mentioned in this Section 12(a)(3) is received, unless the terms and conditions offered by the bona fide offerer are more favorable to the non-transferring party, in which case the price shall be paid in accordance with the terms and conditions offered by the bona fide offerer. In any event, the price shall be paid against delivery of the certificates of Shares, duly endorsed in the name of the non-transferring Party.

                       (iii) If at the end of the 30 (thirty) day period referred to in Section 12(A)(3) the non-transferring party has not exercised its right of first refusal with respect to the Shares, then the non-transferring party shall immediately notify, or otherwise be deemed to have notified, the secretary of the Board of the Company and the party desiring to dispose of its Shares that it shall not exercise such right. Thereafter, subject to the provisions of Section 12(B), the transferring party shall be free to effect the notified transfer or encumbrance of its Shares and the Board of the Company shall immediately authorize, or be deemed to have authorized the transfer or encumbrance of the Shares, in the understanding, however, that: (a) the transferring party may only transfer or encumber its Shares at a price which is not less than 98% (ninety eight percent) of the price in terms of a sale and not more than 102% of the loan amount in the case of a financing and in accordance with the terms notified to the secretary of the Board pursuant to
Section 12(A)(2), and (b) said authorization to transfer or encumber the Shares shall be in effect only during a period of 90 (ninety) days from the date on which it was granted. In the event the party desiring to dispose of its Shares does not transfer or encumber its Shares within said 90 (ninety) day period, then the party desiring to dispose or encumber its Shares shall once again be bound to comply with all the provisions of this Section 12(A).

         If the non-transferring party does not exercise its right of first refusal under this Section 12(a), it shall reasonably cooperate with the transferring party to formalize such transfer or encumbrance before the Company.

         Notwithstanding the above, the holders of the Piasa Shares waive their rights of first refusal with respect to the pledge, encumbrance or lien on the NLC Shares to be established pursuant to institutional company-wide financing executed by National Lodging Corp.; provided, however, that prior to realization on such pledge, encumbrance or lien, National Lodging Corp.'s creditors shall offer the NLC Shares to Piasa at Fair Market Value, and Piasa shall have no less than 60 (sixty) days but not more than 120 (one hundred twenty) days from the date of first notice to Piasa from such creditors to pay the price for the NLC Shares, failing which the creditor may proceed to realize.

         In case of any involuntary lien on the Shares of either party, the affected party shall have a period of 30 (thirty) days to remove or bond such lien. If the affected party fails to remove or bond such lien within the aforementioned period, it shall immediately notify the other party and the Company, and the other party shall have the right to notify the affected party that a Deadlock exists.

         Notwithstanding the above, the provisions of this Section 12(A) shall not apply in the case of the sale, assignment, transfer or other disposition of Shares by either party to its respective

Affiliates. In such case, the transferring party and the Affiliate shall give reasonable prior notice of such sale, assignment, transfer or other disposition of Shares to the Company and the non-transferring party, and by giving such notice the transferring party's Affiliate shall acquire all rights and obligations of the transferring party arising or derived from this Agreement, without affecting the guarantees above set forth in Sections 10(F) and (G).

         B. Tag Along Right. If the Board of the Company authorizes any sale, assignment or other transfer of all of the Shares held by any of the parties hereto pursuant to Section 12(A) above, the transferring party shall abstain from effecting such authorized transfer unless, at the option of the non-transferring party exercised by written notice within the first 15 (fifteen) days from the date on which such authorization was granted, the bona-fide third party agrees to purchase or to cause another third party to purchase all of the Shares held by the non-transferring party, at a price equal to their Fair Market Value and under the same terms and conditions offered to the transferring party.

         Notwithstanding the above, the provisions of this Section 12(B) shall not apply in the case of the sale, assignment, transfer or other disposition of Shares by either party to any of its respective Affiliates.

         C. Transfers of Controlling Interests. If for any reason the Control in either party (the "First Party") or any Controlling Person thereof is transferred during the term of this Agreement to a third party, the party which is not subject to said transfer of a Controlling interest (the "Second Party") shall have an option to purchase (or, to the extent legally restricted from effecting such purchase, to designate a purchaser for) the Shares held by the First Party. Such option shall be exercised in accordance with the following rules:

                  (1) The Second Party shall have the right to exercise the option granted herein and shall notify the First Party in writing of its intention to exercise such option within 30 (thirty) days after receipt of the notice referred to in Section 10(E), or if such notice is not received by the Second Party, for a period of 30 (thirty) days after the Second Party becomes aware of a change in the Control of the First Party, or any Controlling Person thereof.

                  (2) The price of the Shares shall be its Fair Market Value, and shall be paid, with immediately available funds, within 60 (sixty) days from the date on which the 30 (thirty) day period mentioned in Section 12(C)(1) expires. The price shall be paid against delivery of the certificates of Shares, duly endorsed in the name of the Second Party.

                  (3) Notwithstanding the foregoing, if the First Party notifies the Second Party of its intention to sell, assign, transfer, encumber, or otherwise dispose of its Shares in accordance with Section 12(A) prior to the time that the Second Party has notified the First Party under Section 12(C)(1), then the time periods specified in this Section 12(C) shall be suspended and any proposed sales under Section 12(A) shall preempt the provisions of this Section 12(C).

         D. Option to Acquire or Sell Shares in Case of Deadlock. During the term of this Agreement, each of the parties grants the other party reciprocal options to either purchase or sell, as the case may be, all of its Shares in the event of a Deadlock, in accordance with the following:

                  (1) Either party shall have the right to notify the other party that a Deadlock exists, and shall specify in writing the issue creating the Deadlock and its proposed solution to the Deadlock.

                  (2) The parties shall negotiate in good faith for a period of 30 (thirty) days following receipt of the mentioned in Section 12(D)(1) above. If the parties cannot eliminate the Deadlock by approving a resolution of the Board of the Company or of a meeting of the shareholders of the Company within such 30 (thirty) day period, then each of the parties shall cause its respective chairman of the Board to negotiate in good faith for a subsequent period of 15 (fifteen) days in order to attempt to eliminate the Deadlock.

                  (3) If the parties cannot eliminate the Deadlock by approving a resolution of the Board or the shareholders of the Company within the aforementioned 45 (forty five) day period, the Deadlock shall be resolved as set forth below:

                  (a) Either party may exercise (hereinafter such party is referred to herein as the "Dissenting Shareholder") an option to purchase all of the other party's Shares by sending written notice (the "Triggering Notice") to the other party (the "Notified Shareholder"), with a copy to the corporate secretary of the Company. Once the Dissenting Shareholder delivers the Triggering Notice, the other party hereto may not exercise the option granted in this Section 12(D) until the procedure established herein is concluded with respect to such Triggering Notice.

                  (b)  The  Triggering   Notice  delivered  by  the  Dissenting
Shareholder shall contain an unconditional promise by the Dissenting Shareholder to, at the election of the Notified Shareholder, either: (i) sell all of its Shares to the Notified Shareholder (or, to the extent the Notified Shareholder is legally restricted from effecting such purchase, to a third party to be designated by the Notified Shareholder), or (ii) purchase (or, to the extent legally restricted from effecting such purchase, to designate a purchaser for) all of the Shares of the Notified Shareholder, at a price per Share equal to the price included in the Triggering Notice by the Dissenting Shareholder (the "Price"), in either case within the time periods specified in this Section 12(D).

                  (c) Within 30 (thirty) days after receipt of the Triggering Notice by the Notified Shareholder, the Notified Shareholder must deliver an envelope to the corporate secretary of the Company, signed and sealed by such Notified Shareholder in order to prevent its opening until the date set forth in Section 12(D)(3)(e), in which sealed envelope the Notified Shareholder either:

                  (i) accepts the offer by the Dissenting Shareholder to purchase all of its Shares at the Price, or (ii) notifies the Dissenting
Shareholder that it will purchase all of the Shares of the Dissenting Shareholder at the Price.

                  (d) If the Notified Shareholder fails to deliver such sealed envelope within such 30 (thirty) day period, the Notified Shareholder will be deemed to have accepted the offer of the Dissenting Shareholder to purchase all of the Shares of such Notified Shareholder at the Price.

                  (e) Within 5 (five) business days counted from the earlier to occur of the date that the Notified Shareholder has delivered the notice referred to in Section 12(D)(3)(c) or the expiration of the thirty (30) day period set forth in Section 12(D)(3)(c), the secretary of the Board of the Company shall send written notice to the shareholders of the date, time and place of a meeting to be scheduled within such 5 (five) business day period to open the sealed envelope delivered by the Notified Shareholder. The secretary of the Company shall preside the meeting, with the assistance of a Mexican notary public selected by the secretary of the Board of the Company, who shall grant a public instrument certifying: (i) the amount of the Price, and (ii) whether the Notified Shareholder elected to sell its Shares to the Dissenting Shareholder (or, to the extent the Dissenting Shareholder is legally restricted from acquiring such Shares, to designate a third party designated by the Dissenting Shareholder), or to purchase (or, to the extent the Notified Shareholder is legally restricted from effecting such purchase, to designate a purchaser for) the Shares of the Dissenting Shareholder.

                  (f) The price of the Shares shall be paid within 60 (sixty) days from the date on which the Triggering Notice is received by the Notified Shareholder. In any event, the Price shall be paid against delivery of the certificates of Shares, duly endorsed in the name of the purchasing party.

                  (4) Moreover, notwithstanding the foregoing, if either of the parties notifies the other of its intent to sell, assign, transfer or otherwise dispose of its Shares in accordance with Section 12(A) prior to the date on which the Notified Shareholder receives the Triggering Notice, then the time periods specified in this Section 12(D) shall be suspended and any proposed sales under Section 12(A) shall preempt the exercise of the option granted under this Section 12(D).

         Section 13. Federal Competition Commission. To the extent applicable and required, the parties agree to cooperate with each other and to promptly submit all information and documents requested by Competition Commission to obtain a favorable resolution authorizing the participation of Piasa and NLC in the Company, in accordance with the Mexican Federal Economic Competition Law (Ley Federal de Competencia Economica) and the transactions referred to herein.

         Section 14. Confidentiality of Proprietary Information. Each party shall refrain from disclosing all Confidential Information furnished to it by the other party to any person whatsoever, except as permitted hereunder, whether such information is conveyed directly by any of the parties hereof or indirectly on such party's behalf.

         All Confidential Information provided hereunder shall be kept confidential by each party and its representatives and agents, provided, however, that: (a) any such Confidential Information may be disclosed to the directors, officers, employees, representatives, advisors and agents of the receiving party who need to know such information for the purpose of evaluating a possible transaction among the parties, negotiating this Agreement or preparing the Business Plan, it being understood that such directors, officers, employees, representatives, advisors and agents shall be informed by the receiving party of the confidential nature of such Confidential Information and shall be directed by the receiving party to treat such information confidentially, and (b) the Confidential Information may be otherwise disclosed to any person with the prior written consent of the party furnishing such Confidential Information.

         No party shall, without the prior written consent of the party furnishing the Confidential Information, disclose to any person either the fact that discussions or negotiations are taking place concerning a transaction between the parties, or any of the terms, conditions or other facts with respect to any such transaction or the Business Plan, including the status thereof; provided that if such disclosure is necessary due to legal requirements or judicial proceedings, the party subject to such requirements or proceedings may make such disclosure only after: (i) notifying the furnishing party of the reasons for and the nature of the proposed disclosure; (ii) delivering to the furnishing party a written instrument identifying the Confidential Information to be disclosed and the extent of the proposed disclosure, and (iii) granting the furnishing party an opportunity to make comments and changes thereon with the purpose of limiting or otherwise qualifying the disclosure in a manner satisfactory to the furnishing party, save that the furnishing party may not limit or otherwise qualify the disclosure in such a way that, in the opinion of counsel for the receiving party, the disclosure fails to meet the legal requirements which rendered necessary the disclosure by the receiving party of the Confidential Information. The parties shall cause their respective directors, officers, employees, representatives and agents to undertake the above covenant.

         For the purpose of complying with the non-disclosure obligations set forth herein, the party receiving any Confidential Information shall use efforts commensurate with those that such party uses for protecting the confidential nature of its own proprietary information.

         No party or any representative of such party shall be deemed to make or have made any representation or warranty as to the accuracy or completeness of any Confidential Information furnished hereunder.

         Any Confidential Information supplied to the receiving party shall remain the property of the furnishing party and the receiving party shall not receive any ownership interest therein.

         Upon written request from the furnishing party to the receiving party, the receiving party shall promptly return to the furnishing party any Confidential Information furnished to it, whether before or after the date hereof, without retaining any copies thereof. That portion of the Confidential Information which consists of work papers, analyses, compilations, comparisions, studies or other similar documents prepared by the receiving party shall be held by the receiving party and kept confidential as provided above.

         Any Confidential Information supplied to one party by the other prior to the execution of this Agreement shall receive the same treatment as the Confidential Information made available hereunder.

         Section 15. Costs and Expenses. Each of the parties shall bear the internal costs and expenses incurred by each of them in connection with the negotiation, preparation and execution of this Agreement and the formation of the Company.

         Section 16. Term. This Agreement shall remain in effect during a term of 99 (ninety-nine) years, which term can only be terminated by notice of either party if (i) the Company is liquidated prior to that time, or (ii) either of the holders of the

Piasa Shares or the NLC Shares ceases holding any Shares of the Company. Such 99 (ninety-nine) year term shall be automatically renewed for successive 10
(ten) year terms unless earlier terminated by either party as provided above.

         Section 17.  Breach.

         A. Events Constituting Breach. A breach of this Agreement shall exist upon the expiration of the period to cure such breach provided in Section 17(B), if any one or more of the following events shall have occurred and such breach is not cured within such curing period:

                  (1) Misrepresentations. If any representation or warranty made by any of the parties herein shall prove to have been incorrect or incomplete in any material respect when made.

                  (2) Material Failure to Perform. If either party fails to perform a material covenant or obligation established herein, other than those obligations that may give rise to a Deadlock.

                  (3) Bankruptcy, etc. If (i) either party hereto, or any third party, files a petition alleging insolvency or bankruptcy of either party hereto; (ii) any party hereto is adjudicated bankrupt or insolvent, commences any proceeding relating to it under any applicable law or statute of any applicable jurisdiction for reorganization, arrangement or readjustment of debt, or applies for or consents to the appointment of a receiver, intervenor, trustee or liquidator of itself, or of its properties; (iii) any party hereto is unable or admits in writing its inability to pay debts as they mature; or
(iv) any party hereto makes a general assignment for the benefit of creditors; provided that in the case of (i) and (ii) above, such petition or proceeding is not dismissed or discharged within 90 (ninety) days after filing.

                  (4) Dissolution or Liquidation. Any party hereto begins any dissolution or liquidation proceeding under any applicable law or statute.

         B. Notice and Opportunity to Cure. If any one or more of the foregoing events occurs, then the non-breaching party shall notify the breaching party in writing that a breach has occurred, and the breaching party shall have a period of 30 (thirty) days from the date of receipt of such notification to remedy the breach.

         Notwithstanding the foregoing, if the breaching party evidences that it is using its best efforts to cure such breach, then the 30 (thirty) day period mentioned above shall be extended to a 60 (sixty) day period.

         C. Remedies in Event of Breach. If the breaching party is unable for any reason to remedy such breach within the applicable cure period, then the breaching party shall be in default of this Agreement, and the non-defaulting party shall have the right in its discretion to elect at any time within sixty (60) days following the end of such cure period to demand that the defaulting party reimburse the non-defaulting party for any damages suffered by it, excluding any consequential or special damages, such as loss of profits.

         Unless otherwise specifically provided for herein, the parties shall have no liability for any breach of this Agreement except as set forth in this
Section 17.

         Section 18. Governing Law and Arbitration. This Agreement shall be governed by and interpreted in accordance with the laws of Mexico (excluding law relating to conflicts of law to the extent it would make a law other than laws of Mexico the governing law). All disputes arising in connection with this Agreement shall be finally settled by arbitration carried under the rules promulgated by the International Chamber of Commerce, existing at the time hereof, except that in the case of any conflict between the provisions of such rules and the provisions of this Agreement, the latter shall govern. Said arbitration shall be carried out in Mexico City, in the English language, by three (3) arbitrators appointed by the parties as hereinafter provided within ten (10) days from the date in which either party delivers to the other a written notice requesting that the dispute be submitted to arbitration,which written notice shall clearly state the issue in dispute and any other relevant facts.

         Each of the parties shall be entitled to appoint one arbitrator, and the two arbitrators so appointed shall appoint the other arbitrator. If the two designated arbitrators cannot agree upon a third arbitrator within ten (10) days after their appointment, or if one party fails to designate an arbitrator, then the non-designated arbitrator shall be appointed by the International Chamber of Commerce.

         No party shall select an arbitrator who is related to, employed or has (or had) substantial or ongoing direct or indirect business relationship with either of the parties or any of their respective Affiliates.

         The decision of the majority of the arbitrators shall be required to bind the parties. The decision of the majority of the arbitrators shall be final and not subject to any appeal. Each party shall pay its own attorney's fees, but the costs of the arbitration and all expenses related thereto (excluding each party's attorneys fees) shall be borne and paid by the non-prevailing party, provided however, that if a party is non-prevailing in part such party shall bear the costs and expenses of the arbitration to the extent to which it is non-prevailing.

         Judgment upon any award rendered by the arbitrators may be entered in any court having jurisdiction thereof, or application may be made to such court for judicial acceptance or recognition of the award and an order of enforcement, as the case may be.

         Section 19.  Miscellaneous.

         A. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of each of the parties hereto and their respective successors and permitted assigns, provided however, that, except for any assignment to an Affiliate of either party under the last paragraph of Section 12(A), this Agreement may not be assigned, in whole or in part, by any party hereto without the prior written consent of the other party hereto, such consent not to be unreasonably withheld.

         The parties agree that in the case of any transfer of Shares pursuant to Section 12(A), any transferee thereof, including without limitation, pledgees, successors in interest, or any other person which for whatever reason acquires any of the Shares, shall agree to be bound by the terms of this Agreement. For such purposes, the transferring party, before transferring or pledging its share to said transferee, and as a condition thereto, shall obtain the consent of such transferee to be subject to all of the terms and conditions provided herein, and obtain a reconfirmation of the pertinent guarantee above described.

         B. Notices. Any notice or request hereunder shall be given in writing and delivered by hand, by confirmed telefax, or through international courier overnight express delivery service. Any such notice shall be given to each of the parties to their following addresses:

                  If the notice is to Piasa:

                  Campos Eliseos No. 1, 7th Floor
                  Col. Polanco
                  11560 Mexico D.F., Mexico
                  Telephone: (525) 250-9045, ext. 4607
                  Fax: (525) 545-2312
                  Attention: Lic. Carlos Ancira E.

                  If the notice is to NLC:

                  605 Third Avenue, 23rd Floor
                  New York, NY 10158
                  U.S.A.
                  Telephone: (212) 692-1400
                  Fax: (212) 867-4644
                  Attention: Martin L. Edelman
                  with a copy to:
                  Battle Fowler LLC
                  75 East 55th Street
                  New York, NY 10022
                  Telephone: (212) 856-6910
                  Fax: (212) 856-7808
                  Attention: Robert J. Wertheimer, Esq.

         In the event that any party hereto shall desire to have all notices and requests given at any other address (or to any other addressee), notice to such effect shall be given to each party in accordance with the terms of this
Section 18(B).

         C. No Waiver. No delay on the part of any party in exercising any rights hereunder or failure to exercise the same shall operate as a waiver of such rights, no notice to or demand on any party shall be deemed to be a waiver of the obligation of such party or of the right of such party to take further action without notice or demand; except as otherwise expressly provided in this Agreement, no right, power or remedy conferred in this Agreement or otherwise shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available in law, in equity, by statute or otherwise.

         D. Entire Agreement. This Agreement together with any and all Exhibits hereto, contains the entire Agreement of the parties with respect to the subject matters hereof, and supersedes and cancels all previous agreements, negotiations, commitments and writings in respect of such subject matter.

         This Agreement may not be released, discharged, abandoned, changed or modified in any manner whatsoever except by an instrument in writing signed by a duly authorized officer or other representative of each of the parties hereto.

         E. No Agency. This Agreement shall not constitute any party hereto as the legal representative or agent of the other, nor shall any party have the right or authority to assume, create or incur any liability or any obligation of any kind,express or implied, against or in the name of or on behalf of the other party.

         F.  Headings.   The  headings  of  this  Agreement  are  inserted  for
convenience of reference only and shall not be deemed to constitute a part hereof.

         G. Severability. The invalidity of any Section (or portion thereof) of this Agreement shall not affect the remaining portions of this Agreement, all of which shall continue in full force and effect and shall be construed as if the invalid Section (or portion thereof) had not been inserted; provided, however, the parties shall use their best efforts to reform such terms, covenants or provisions held to be invalid so as to make same valid, legal and binding insofar as possible.

         H. Counterparts. This Agreement may be executed in one or more original counterparts, all of which shall constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date first written above.


           Desarrolladora y Operadora de Hoteles Piasa, S.A. de C.V.


- ------------------------------          ------------------------
By: Xavier D. Autrey M.                 By: Alonso Ancira E.
Title: Chairman of the Board            Title: Vice-Chairman of
                                               the Board


CHARTWELL MEXICO CORP.


- ----------------------------
By: Martin L. Edelman
Title: President


  Grupo Piasa, S.A. de C.V., solely with respect to Sections 10(H) and 11


- ----------------------------           ------------------------
By: Xavier D. Autrey M.                By: Alonso Ancira E.
Title: President                       Title: Vice-Chairman of
                                              the Board

  National Lodging Corp, solely with respect to Sections 10(G) and 11


- ----------------------------
By: Martin L. Edelman
Title: President

                                   WITNESSES

- -----------------------------          ------------------------
Adolfo Autrey Maza                     Manuel Ancira E.


                         -----------------------------
                                Jorge Ancira E.

                                  EXHIBIT "A"

                 LETTER OF INTENT WITH TRAVELODGE HOTELS, INC.

                            JOINT VENTURE AGREEMENT

           DESARROLLADORA Y OPERADORA DE HOTELES PIASA, S.A. de C.V.

                                      AND

                             CHARTWELL MEXICO CORP.

                                     INDEX

Section 1.     Certain Definitions............................ 2

Section 2.     Purpose of this Agreement...................... 5

Section 3.     Acquisition of the Franchise Rights............ 5

Section 4.     Organization of the Company.................... 6
        A.     Initial Capital Stock.......................... 6
        B.     Subscription of Shares......................... 6
        C.     Share Certificates............................. 7
        D.     Shareholders Registry Book..................... 7
        E.     Initial Members of the Board................... 7
        F.     Executive Committee............................ 7
        G.     Initial Examiners.............................. 8
        H.     Initial External Auditors...................... 8

Section 5.     Additional Capital Contributions............... 8

Section 6.     Management of the Company...................... 8
        A.      Shareholders' Meetings........................ 8
                (1)        Extraordinary Shareholders' Meeting 9
                (2)        Ordinary Shareholders' Meeting..... 9
                (3)        Fundamental Matters................10
        B.      Board of Directors and Executive Committee....12
                (1)        Meetings...........................12
                (2)        Fundamental Matters................13
                (3)        Other Matters......................13

Section 7.      Business Plan.................................13
        A.      Preparation of the Business Plan..............13
        B.      Initial Business Plan.........................13
        C.      Approval of the Business Plan.................13
        D.      Material Deviations from the Business Plan....14

Section 8.      Closing Date..................................14

Section 9.      Development of Facilities.....................14

Section 10.     Covenants of the Parties......................15
         A.     No Competition................................15
         B.     Arms Length Transactions......................15
         C.     Members of the Board of the Company...........15
         D.     Notification of Change in Controlling
                Interest......................................15
         E.     Negotiations with Mexican Authorities.........15
         F.     Guarantee by National Lodging Corp............16
         G.     Guarantee by Grupo Piasa, S.A. de C.V.........16
         H.     Release of Guaranties.........................16

Section 11.     Representatives and Warranties................16

          A.    Representations and Warranties of Piasa...... 16
                (1)  Due Incorporation....................... 16
                (2)  Control of Piasa........................ 16
                (3)  Authorization,  No  Default,  Legal
                           Effect............................ 17

          B.    Representations of NLC....................... 17
                (1)   Due Incorporation...................... 17
                (2)   Control of NLC......................... 17
                (3)   Authorization,  No  Default,  Legal
                           Effect............................ 17

Section 12.     Rights  and  Options  with  respect  to  the
                   Shares.....................................17
          A.    Right of First Refusal........................17
          B.    Tag Along Right...............................20
          C.    Transfers of Controlling Interests............20
          D.    Option to Acquire or Sell Shares in Case of
                   Deadlock...................................21

Section 13.     Federal Competition Commission................23

Section 14.     Confidentiality of Proprietary Information....23

Section 15.     Costs and Expenses............................24

Section 16.     Term  ........................................24

Section 17.     Breach........................................25
        A.      Events Constituting Breach....................25
                (1)   Misrepresentations......................25
                (2)   Material Failure to Perform.............25
                (3)   Bankruptcy, etc.........................25
                (4)   Dissolution or Liquidation..............25
        B.      Notice and Opportunity to Cure................25
        C.      Remedies in Event of Breach...................25

Section 18.     Governing Law and Arbitration.................26

Section 19.     Miscellaneous................................ 27
        A.      Successors and Assigns....................... 27
        B.      Notices...................................... 27
        C.      No Waiver.................................... 28
        D.      Entire Agreement............................. 28
        E.      No Agency.................................... 28
        F.      Headings..................................... 28
        G.      Severability................................. 28
        H.      Counterparts................................. 29

Exhibit A:      Letter of Intent with Travelodge Hotels, Inc.

                                                                   Exhibit 10.3

                               WAIVER AND CONSENT

                  WAIVER AND CONSENT (this "Consent"), dated as of August 7, 1996, among NATIONAL LODGING CORP. (the "Borrower"), the lenders party to the Credit Agreement referred to below (the "Banks"), THE CHASE MANHATTAN BANK (as successor to Chemical Bank), as Documentation Agent (the "Documentation Agent"), and BANKERS TRUST COMPANY, as Administrative Agent (the "Administrative Agent"). All capitalized terms used herein and not otherwise defined herein shall have the respective meanings provided by such terms in the Credit Agreement referred to below.

                             W I T N E S S E T H :

                  WHEREAS, the Borrower, the Banks, the Documentation Agent and the Administrative Agent are parties to a Credit Agreement, dated as of January 23, 1996 (as amended, modified or supplemented through the date hereof, the "Credit Agreement");

                  WHEREAS, the Borrower have requested the waiver of certain Defaults and Events of Default under the Credit Agreement as herein provided; and

          WHEREAS, subject to and on the terms and conditions set forth herein, the Banks are willing to grant such waivers;

                  NOW THEREFORE, it is agreed:

                  1. The Banks hereby waive any Default or Event of Default that has occurred and is continuing under the Credit Agreement solely as a result of (i) the Borrower failing to comply with the provisions of Sections 9.08, 9.09, 9.10 and 9.11 of the Credit Agreement for the Test Periods ended on March 31, 1996 and June 30, 1996 and (ii) the consummation of the transactions set forth on the chart attached hereto.

                  2. In consideration of the Banks granting the waivers set forth in Section 1 of this Consent, the Borrower and the Banks hereby acknowledge and agree that from and after the Consent Effective Date (as defined below) and notwithstanding anything to the contrary contained in the Credit Agreement, at no time shall the sum of the aggregate outstanding principal amount of all Revolving Loans and the aggregate amount of all Letter of Credit Outstandings exceed the lesser of (x) $75,000,000 and (y) the Adjusted Total Revolving Loan Commitment as then in effect (such lesser amount, the "Maximum Borrowing Amount"). It is further understood and agreed that if on any day the sum of the aggregate outstanding principal amount of all Revolving Loans and the aggregate amount of all Letter Credit Outstandings exceeds the Maximum Borrowing Amount, (i) the Borrower shall be required to prepay on such day principal of Revolving Loans in an amount equal to such excess, and (ii) if after giving effect to the prepayment of all Revolving Loans on such day, the aggregate amount of all Letter of Credit Outstandings exceeds the Maximum Borrowing Amount, the Borrower shall pay to the Administrative Agent at the Payment Office on such day an amount of cash or Cash Equivalents equal to the amount of such excess (up to a maximum amount equal to the Letter of Credit Outstandings at such time), with such cash or Cash Equivalents to be held as security for all obligations of the Borrower under the Credit Agreement in a cash collateral account to be established by the Administrative Agent.

                  3. In order to induce the Banks to enter into this Consent, the Borrower hereby represents and warrants that:

               a. no Default or Event of Default exists on the Consent Effective Date, after giving effect to this Consent; and

                  b. on the Consent Effective Date, and after giving effect to this Consent, all representations and warranties contained in the Credit Agreement and in the other Credit Documents are true and correct in all material respects.

                  4. This Consent may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with the Borrower and the Administrative Agent.

                  5. THIS CONSENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK.

                  6. This Consent shall become effective on the date (the "Consent Effective Date") when the Borrower and the Required Banks shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Administrative Agent.

                  7. From and after the Consent Effective Date, all references in the Credit Agreement and each of the other Credit Documents to the Credit Agreement shall be deemed to be references to the Credit Agreement as modified hereby.

                  8. This Consent is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

                                     * * *

                  IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Consent to be duly executed and delivered as of the date first above written.

                                   NATIONAL LODGING CORP.

                                   By________________________________
                                     Title:

                                   BANKERS TRUST COMPANY,
                                     Individually and as
                                     Administrative Agent

                                   By________________________________
                                     Title:

                                   THE CHASE MANHATTAN BANK,
                                     Individually and as
                                     Documentation Agent

                                   By________________________________
                                     Title: