Form 10-Q/A
period 1996-06-30
NATIONAL LODGING CORP
filed 1996-08-09
CIK 929929

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                            -----------------------

                                   FORM 10-Q/A

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

                             NATIONAL LODGING CORP.


Part I.  Financial Information

Item 1.  Financial Statements



NATIONAL LODGING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
- --------------------------------------------------------------------------------------------
                                                               June 30,     December 31,
ASSETS                                                           1996             1995

 CURRENT ASSETS:

  Cash and cash equivalents                                 $    14,472        $    51,470

  Accounts receivable - net                                       4,172                  -

  Loans receivable                                                5,846             10,481

  Receivable from joint ventures                                  2,624                  -

  Prepaid and other current assets                                1,635                837
                                                              ---------           --------
          Total current assets                                   28,749             62,788

INVESTMENTS                                                       7,205             16,700

LOANS RECEIVABLE                                                 10,865              7,166

JOINT VENTURE INTERESTS                                          15,999                  -

PROPERTY AND EQUIPMENT - Net                                     77,295                  -

MANAGEMENT CONTRACTS - Net                                        8,660                  -

OTHER ASSETS                                                      2,895                420
                                                             ----------          ---------
TOTAL ASSETS                                                 $  151,668          $  87,074
                                                             ==========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                      $    6,938          $     552

  Current portion of long-term debt                               1,022                  -
                                                             ----------           --------
        Total current liabilities                                 7,960                552
                                                             ----------           --------
LONG-TERM DEBT                                                   64,602                  -

OTHER LIABILITIES                                                   107                  -
                                                             ----------           --------
            Total liabilities                                    72,669                552

MINORITY INTEREST                                                 3,543                  -

STOCKHOLDERS' EQUITY:

  Common stock                                                       55                 55

  Paid-in capital                                               106,617            106,697

  Accumulated deficit                                          (31,150)           (20,280)

  Foreign currency translation adjustment                          (66)                  -

  Unrealized gain on securities available for sale                   -                  50
                                                              --------            --------
          Total stockholders' equity                            75,456              86,522
                                                              --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $151,668              87,074
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



                                   NATIONAL LODGING CORP.



Date:  August 9, 1996              Kenneth J. Weber
                                   --------------------------------------------
                                   Kenneth J. Weber
                                   Chief  Financial  Officer  (Duly  Authorized
                                   Officer   of  the   Registrant)   (Principal
                                   Financial  Officer and Principal  Accounting
                                   Officer)