Form 10-Q
period 1996-09-30
CHARTWELL LEISURE INC
filed 1996-11-12
CIK 929929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                            -----------------------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1996
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from ____ to ____
                         Commission File Number 0-24794

                            -----------------------

                             CHARTWELL LEISURE INC.
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

                       Yes [X]                            No

As of November 1, 1996, there were 9,468,300 shares of the Registrant's Common Stock issued and outstanding.


C/M: 11752.0012 425099.3

                             CHARTWELL LEISURE INC.

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

                              INDEX                          PAGE NO.

PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheets              1

              Condensed Consolidated Statements of               2
              Operations

              Condensed Consolidated Statements of Cash          3
              Flows

              Notes to Condensed Consolidated Financial          4
              Statements

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      9

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                  15

     Item 2.  Changes in Securities                              15

     Item 3.  Defaults Upon Senior Securities                    15

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                   15

     Item 5.  Other Information                                  16

     Item 6.  Exhibits and Reports on Form 8-K                   16

SIGNATURES                                                       17


C/M: 11752.0012 425099.3
                                      -ii-

                             CHARTWELL LEISURE INC.


PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements



C/M: 11752.0012 425099.3
                                     -iii-


CHARTWELL LEISURE INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                    September 30,          December 31,
ASSETS                                                                                  1996                   1995

CURRENT ASSETS:
  Cash and cash equivalents                                                               $    17,802          $     51,470
  Accounts receivable - net                                                                     5,689                     -
  Loans receivable - net                                                                        1,314                10,481
  Receivable from joint ventures - net                                                          1,999                     -
  Prepaid and other current assets                                                                984                   837
                                                                                         ------------          ------------
          Total current assets                                                                 27,788                62,788
INVESTMENTS                                                                                     2,225                16,700
LOANS RECEIVABLE - net                                                                         11,310                 7,166
JOINT VENTURE INTERESTS                                                                        16,934                     -
PROPERTY AND EQUIPMENT - Net                                                                   83,710                     -
MANAGEMENT CONTRACTS - Net                                                                      9,101                     -
OTHER ASSETS                                                                                    7,161                   420
                                                                                         ------------          ------------
TOTAL ASSETS                                                                              $   158,229           $    87,074
                                                                                          ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                  $     10,426           $       552
  Current portion of long-term debt                                                               880                     -
                                                                                          -----------           -----------
          Total current liabilities                                                            11,306                   552
                                                                                          -----------           -----------
LONG-TERM DEBT                                                                                 17,379                     -
OTHER LIABILITIES                                                                                 107                     -
                                                                                          -----------           -----------
           Total liabilities                                                                   28,792                   552
MINORITY INTEREST                                                                               3,609                     -
STOCKHOLDERS' EQUITY:
  Common stock                                                                                     95                    55
  Paid-in capital                                                                             161,521               106,697
  Accumulated deficit                                                                        (35,874)              (20,280)
  Foreign currency translation adjustment                                                          86                     -
  Unrealized gain on securities available for sale                                                  -                    50
          Total stockholders' equity                                                          125,828                86,522
                                                                                          -----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $   158,229            $   87,074
                                                                                          ===========            ==========
See notes to condensed consolidated financial statements.



C/M: 11752.0012 425099.3
                                      -1-


CHARTWELL LEISURE INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                  ---------------------------       --------------------------

                                                    1996              1995           1996             1995

REVENUE:
 Hotel revenue                                 $   22,614       $        -      $   54,111       $        -

 Management fee and other income                    1,309                -           2,942                -

 Equity in earnings of unconsolidated joint
 ventures                                           2,594                -           5,104                -
                                               ----------       ----------      ----------       ----------

      Total revenue                                26,517                -          62,157                -
                                               ----------       ----------      ----------       ----------

OPERATING EXPENSES:

 Hotel operating expense                            9,045                -          22,451                -

 General and administrative                         4,537              576          10,936            2,062

 Marketing, franchise & reservation fees            2,330                -           5,619                -

 Maintenance and property taxes                     1,730                -           4,296                -

 Rent                                               1,510                -           3,842                -

 Depreciation and amortization                      2,365                -           6,615                -

 Other                                              1,549                -           3,219                -

 Minority interest                                    531                -             978                -

 General and administrative related party             375              899           1,147            2,464

 Gaming development costs                               -            9,779               -           14,953

 Provision for losses on gaming assets              4,793                -          14,240                -
                                               ----------       ----------      ----------       ----------

      Total operating expenses                     28,765           11,254          73,343           19,479
                                               ----------       ----------      ----------       ----------

OPERATING LOSS                                    (2,248)          (11,254)       (11,186)         (19,479)

INTEREST INCOME (EXPENSE) - NET                     (786)              987         (2,719)            3,138
                                               ----------       ----------      ----------       ----------

LOSS BEFORE INCOME TAX EXPENSE AND
EXTRAORDINARY ITEM                                (3,034)         (10,267)        (13,905)         (16,341)

INCOME TAX EXPENSE (BENEFIT)                          213            (299)             213              709
                                               ----------       ----------      ----------       ----------

LOSS BEFORE EXTRAORDINARY ITEM                 $  (3,247)       $  (9,968)      $ (14,118)       $ (17,050)

EXTRAORDINARY LOSS ON EARLY
EXTINGUISHMENT OF DEBT                            (1,477)                -         (1,477)                -
                                               ----------       ----------      ----------       ----------

NET LOSS                                       $  (4,724)          (9,968)      $ (15,595)       $ (17,050)
                                               ==========       ==========      ==========       ==========

PER SHARE INFORMATION:

 Loss before extraordinary item                $    (.40)       $   (1.95)      $   (2.12)       $   (3.34)
                                               ----------       ----------      ----------       ----------

 Extraordinary item                                 (.18)                -           (.22)                -
                                               ----------       ----------      ----------       ----------

 Net Loss                                      $    (.58)       $   (1.95)      $   (2.34)       $   (3.34)
                                               ==========       ==========      ==========       ==========

 Weighted average common shares outstanding         8,198            5,103           6,651            5,112
                                               ==========       ==========      ==========       ==========



 See notes to condensed consolidated financial statements.



C/M: 11752.0012 425099.3
                                      -2-


CHARTWELL LEISURE INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                        1996                       1995


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  $    7,724                 $  (6,868)
                                                                                     ----------                 ----------

INVESTING ACTIVITIES:

 Issuance of loans receivable                                                             (270)                      (801)


 Joint venture interests and investments in casino projects                                   -                      (850)

 Principal payments received on loans                                                    10,898                      7,423

 Travelodge acquisition, net of cash acquired                                          (99,449)                          -

 Other acquisitions and additions to property and equipment                             (9,874)                          -

 Proceeds from sale of investments                                                          130                          -

 Other assets and investments                                                           (4,428)                          -
                                                                                    -----------                -----------

      Net cash (used in) provided by investing activities                             (102,993)                      5,772


FINANCING ACTIVITIES:

 Proceeds of borrowing                                                                   70,000                          -

 Loan closing costs                                                                     (3,269)                          -

 Repayment on borrowings                                                               (59,995)                          -

 Net proceeds of stock offering                                                          54,865                          -
                                                                                    -----------                -----------

      Net cash provided by financing activities                                          61,601                          -
                                                                                    -----------                -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (33,668)                    (1,096)
                                                                                    -----------                -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           51,470                     44,233
                                                                                    -----------                -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    17,802                 $   43,137
                                                                                    ===========                ===========













See notes to condensed consolidated financial statements



C/M: 11752.0012 425099.3
                                      -3-

CHARTWELL LEISURE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


1.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet of Chartwell Leisure Inc. and subsidiaries (the "Company") as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2.   ACQUISITIONS AND SALE OF STOCK

     On January 23, 1996, the Company acquired the outstanding common stock of Forte Hotels, Inc. ("FHI") for $98.4 million plus expenses, less certain working capital adjustments totaling approximately $3.1 million. In related transactions on January 23, 1996, prior to consummation of the FHI acquisition, HFS Incorporated ("HFS") and Motels of America, Inc. acquired from FHI the Travelodge franchise system and 19 motel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company include 17 wholly-owned hotels, and joint venture interests in 97 other lodging facilities. The Company financed $60 million of the purchase price with proceeds from a bank revolving credit facility and $38.4 million with existing cash. HFS provided advisory services in connection with the acquisition for which the Company paid a $2.0 million fee.

     The FHI acquisition described above was accounted for by the purchase method. The operating results of the acquired company are included in the consolidated statements of operations from its acquisition date, January 23, 1996.

     On October 1, 1996, the Company acquired from Capital Properties Limited Partnership ("CPLP") 20 hotels and a one-half interest in an additional hotel, consisting of approximately 3500 guest rooms, which hotels are located throughout Canada and franchised under the "Travelodge" brand name (the "Canadian Acquisition"). The Company paid approximately $70 million to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes and transfer taxes), as well as its assumption of liability for identified trade payables and property specific bank debt, aggregating approximately another $7 million. In addition, the Company will be obliged to make certain contingent payments to CPLP's constituent partners following a preferred return to the Company. In connection with the acquisition of CPLP on October 1, 1996, the Company borrowed $65.9 million under its credit facility.

     On September 30, 1996, the Company entered into an exclusive thirty year master franchise agreement with HFS, pursuant to which the Company will be entitled to develop and operate, or to franchise others to develop and operate, lodging facilities in Canada under the "Travelodge" and "Thriftlodge" names. The Company will be required to pay to HFS or its affiliates certain fees, including development fees, franchise fees, royalty fees based on gross room revenues, and certain other customary fees, such as for travel agency, marketing and consulting services.

C/M: 11752.0012 425099.3
                                      -4-

     On February 14, 1996, the Company entered into an agreement with Chartwell Leisure Associates L.P. II ("CL Associates") and FSNL LLC ("FSNL") to sell 4 million newly issued shares of the Company's unregistered common stock to Chartwell and FSNL for $57 million. This transaction was completed on August 8, 1996. Chartwell and FSNL own approximately 52% of the outstanding common stock of the Company. HFS provided advisory services in connection with the transaction for which the Company paid a fee of $1.14 million.

     The following presents the unaudited pro forma consolidated results of operations for the nine months ended September 30, 1996 and 1995 as if the transactions described above occurred on January 1, 1995, giving effect to the sale of stock and financing costs associated with the FHI acquisition and Canadian Acquisition.



                                                   Nine Months Ended
                                                     September 30,

                                             1996                      1995
                                       ---------------------------------------
                                       (In Thousands Except per Share Amounts)
                                                      (Unaudited)






          Revenue                          $ 92,283                  $ 83,333



          Net loss before
          extraordinary item               $(10,917)                 $(14,900)

          Net loss per share before
          extraordinary item               $  (1.11)                 $  (1.64)



     The proforma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

3.   CREDIT FACILITY

     The Company is a party to a Credit Facility among the Company, Chartwell Canada Corp., which is a subsidiary of the Company ("Chartwell Canada"), The Bank of Nova Scotia, as Syndication Agent, The Chase Manhattan Bank as Administrative Agent, and the Banks from time to time parties thereto (the "Credit Facility"). The Credit Facility provides that the Company may borrow up to $150 million under a revolving credit commitment (the "Commitment"), which may be utilized for the incurrence of revolving credit loans or the issuance of letters of credit. An amount of up to C$95 million of the Commitment is available to be borrowed by Chartwell Canada and Bear Financial Corp. ("Bear"), which are subsidiaries of the Company, as a Subfacility under the Credit Facility (the "Canadian Subfacility"). The Company is jointly and severally liable for all borrowings by Chartwell Canada and Bear under the Canadian Subfacility. HFS has guaranteed $75 million of the Company's obligations under the Credit Facility. Total borrowings and letters of credit outstanding as of September 30, 1996, under the Credit Facility were $11.0 million and $15.0 million, respectively. On October 1, 1996, in connection with the CPLP acquisition the Company borrowed C$90 million ($65.9 million U.S.) under the Credit Facility. All outstanding obligations under the credit facility mature in August 2002. The Company used the Credit Facility to refinance its prior credit facility. An extraordinary charge of $1.5 million was incurred as a result of the early extinguishment of debt and the write-off of the deferred financing costs associated with the prior credit facility.

     Borrowings under the Credit Facility are available to the Company to finance the acquisition of hotel properties and to finance the Company's working capital and general corporate requirements. Borrowings

C/M: 11752.0012 425099.3
                                      -5-
     under the Canadian Subfacility were used to finance the acquisition of hotels from CPLP and to pay the fees and expenses related to the Canadian Acquisition. Borrowings under the Credit Facility are subject to customary conditions including no material adverse change in the Company's operating performance.

     Revolving loans denominated in U.S. dollars under the Credit Facility are available as base rate loans or Eurodollar loans. Revolving loans denominated in Canadian dollars under the Credit Facility are available as Eurodollar loans. Interest on the outstanding principal amount of each base rate loan is payable at an annual rate equal to the highest of (A) .5% in excess of the Federal Reserve reported certificate of deposit rate,
     (B) .5% in excess of the federal funds rate or (C) the prime lending rate of The Chase Manhattan Bank. Interest on the outstanding principal amount of each Eurodollar loan is payable at an annual rate equal to the sum of the applicable margin (which is within a range of .40% to .875% based on the principal amount of revolving loans and letters of credit outstanding) plus the Eurodollar rate. The Company is obligated to pay a commitment fee on the unutilized portion of the facility at an annual rate of .2% to .375% depending on the principal amount of revolving loans and letters of credit outstanding. The Company is also obligated to pay a fee in respect of each outstanding letter of credit equal to the applicable margin of the stated amount of the letter of credit, plus an additional fee equal to the higher of (A) $500 and (B) a rate per annum agreed to in writing by the Company and the issuing bank of the letter of credit.

     The aggregate revolving credit commitment will reduce by $7.5 million in 1998 and 1999 and $10 million each year thereafter. To the extent outstanding borrowings exceed the resulting commitment amount, principal will be required to be repaid. The revolving credit commitment amount also will be reduced, and to the extent outstanding borrowings exceed the resulting commitment amount, principal will be repaid upon the occurrence of certain events.

     The Credit Facility contains covenants restricting, with certain exceptions, the Company and its subsidiaries and joint ventures from: (i) creating, incurring or assuming any liens; (ii) merging or consolidating or disposing of its assets, or acquiring assets from any other person;
     (iii) changing the nature of their respective businesses; (iv) incurring indebtedness other than existing subordinated indebtedness not to exceed $50 million to finance permitted acquisitions and other permitted specified in the Credit Facility; (v) paying dividends or making restricted payments; and (vi) modifying the agreements relating to the Company's indebtedness and preferred stock or its corporate charter documents.

     In addition, the Credit Facility requires that the Company, in certain cases on a stand alone basis and in other cases on a consolidated basis with its subsidiaries and joint ventures, satisfy certain financial ratio coverage tests, including maintenance of net worth, minimum interest coverage, and maximum leverage coverages.

4.   MEXICO JOINT VENTURE

     On July 12, 1996, the Company's subsidiary entered into a joint venture with a subsidiary of Grupo Piasa, a Mexican hotel company, for the purpose of developing and operating, or franchising others to operate, lodging facilities in Mexico under the "Travelodge" and "Thriftlodge" trade names. The joint venture entered into an exclusive thirty year master franchise agreement with HFS, pursuant to which the joint venture will be entitled to develop and operate, or to franchise others to develop and operate, lodging facilities in Mexico under the "Travelodge" and "Thriftlodge" names. The Company will require the joint venture to pay to HFS or its affiliates certain fees, including development fees, franchise fees, royalty fees based on gross room revenues, and certain other customary fees, such as for travel agency, marketing and consulting services.

5.   RELATED PARTY TRANSACTION

     During March 1996, the Company entered into a lease with an affiliate of Chartwell and an unaffiliated third party, as landlords, pursuant to which the Company has leased approximately 18,700 square feet of office space for a period of 10 years. Under this lease, the Company is obligated to pay approximately $542,000 per year for each of the first five years, and approximately $600,000 per year for each of the last five years of the term

C/M: 11752.0012 425099.3
                                      -6-
     of the lease for the use of such office space. The terms of this lease are, in the opinion of the Company, substantially similar to the market terms that would be available from a third party for similar property.

6.   STOCK OPTIONS

     Options for 310,000 shares of common stock were granted under the Company's 1994 Stock Option Plan on January 23, 1996 at an exercise price of $10.625, representing fair market value on the date of grant. Additional options were granted under the Company's 1994 Stock Option Plan
     (i) for 900,000 shares of common stock on March 4, 1996 at an exercise price of $13.25, (ii) 75,000 shares of common stock on April 11, 1996 at an exercise price of $13.25, (iii) 30,000 shares of common stock on August 8, 1996 at an exercise price of $16.875 and (iv) 200,000 shares of common stock on August 15, 1996 at an exercise price of $16.00. Such exercise prices represent the fair market value on the dates of such grants.

7.   INCOME TAXES

     Deferred tax assets of $7.6 million at December 31, 1995 increased by approximately $6.2 million during the nine months ended September 30, 1996. Such deferred tax assets are offset by a 100% valuation allowance. The Company has approximately $16.1 million of loss carryforwards for federal income tax purposes, expiring through 2010.

     The amount of $16.1 million includes net operating loss carryforwards of approximately $12.3 million and capital loss carryforwards of approximately $3.8 million. The loss carryforward available to offset future taxable income will be restricted over several years pursuant to
     Section 382 of the Internal Revenue Code of 1986.

     Income tax expense of $0.2 million for the nine months ended September 30, 1996 primarily consists of Delaware Franchise Tax and Mississippi Corporate Income Tax.

8.   INVESTMENTS

     Investments consists of the following ($000's):

                                                                    September 30, 1996      December 31, 1995


Investment in Boomtown Biloxi (a)                                         $   -0-                  $4,840
Investment in Prescott  (b)                                                   -0-                   4,767
Investment in common stock of Century Casinos, Inc. (c)                       150                     425
Investment in preferred stock of Odyssey Gaming                               -0-                   3,752
  Corporation (d)
Investment in Funtricity                                                    1,825                   1,836
Alpha Hospitality Warrants (e)                                                250                   1,080
                                                                          -------                 -------
                                                                           $2,225                 $16,700
                                                                           ======                 =======



     (a) The Company is leasing a casino and barge in Biloxi, Mississippi to an unrelated third party under a 25 year lease. Rental income is equal to 16% of the facility's EBITDA net of marketing fees payable to HFS, Inc. Historically, the Company has not received cash flow after the marketing fees. The Company does not anticipate receiving cash flow during the remaining term of the lease and believes that the value after 25 years may be negligible. As a result, the Company has fully reserved for this investment as of June 30, 1996 through the provision for losses on gaming assets.


C/M: 11752.0012 425099.3
                                      -7-

     (b) The Company has a 19.9% limited partner interest in Prescott Convention Center Limited Partnership ("PCC"). PCC owns a hotel and a convention center with a leased casino. Historically, the Company has not received net distributions after marketing fees payable to HFS and based on discussions with the general partner does not anticipate receiving net distributions in the future. As a result, the Company has fully reserved approximately $4.8 million for this investment as of September 30, 1996 through the provision for losses on gaming assets.

     (c) At September 30, 1996, the market value of the stock was $150,000. A $75,000 writedown to market value was included in the provision for losses on gaming assets in the second quarter. During September, 1996 100,000 shares were sold for $130,000 resulting in a loss of $45,000.

     (d) The investment in Odyssey Gaming Corporation ("Odyssey") approximates $3.8 million prior to reserve and consists of non-voting preferred stock convertible into common stock representing a 20% interest in Odyssey. Odyssey's principal investment is a five percent profits interest in a proposed casino in Massachusetts. As of June 30, 1996, Odyssey has no assets and was automatically dissolved by the Delaware Secretary of State for failure to pay its taxes and file annual reports. It is highly unlikely this casino will open due to the difficulties incurred to date in obtaining a gaming license. The Company has fully reserved against this asset through the provision for losses on gaming assets.

     (e) These warrants were written down by $830,000 to fair value utilizing the Black-Scholes option valuation model at December 31, 1995 and a comparison to the fair market value of similar marketable securities issued by Alpha Hospitality Corp. at September 30, 1996.


C/M: 11752.0012 425099.3
                                      -8-

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The Company was engaged in the development of casino gaming facilities until the third quarter of 1995, when the Company announced a decision by its Board of Directors to curtail future gaming investments and focus on investments and acquisitions in non-gaming industries. In December 1995, the Company's Board of Directors decided that the Company should pursue a new strategic direction with a focus on becoming a hotel owner and operator. Also in December, 1995, the Company's Board of Directors approved the sale to Chartwell Leisure Associates L.P. II ("CL Associates") of 904,930 newly issued shares of the Company's Common Stock, representing approximately 16.6% of the Company's Common Stock outstanding after giving effect to the issuance, for a total purchase price of $8,483,719, or $9.375 per share (the "CL Associates 1995 Investment").

On January 23, 1996, the Company acquired the outstanding common stock of Forte Hotels, Inc. ("FHI") for $98.4 million plus expenses, less certain working capital adjustments totaling approximately $3.1 million. In related transactions on January 23, 1996, prior to consummation of the FHI acquisition, HFS Incorporated ("HFS") and Motels of America, Inc. acquired from FHI the Travelodge franchise system and 19 motel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company consisted of 18 wholly-owned hotels and motels, and joint venture interests in 97 other lodging properties. The Company financed $60 million of the purchase price with proceeds from a bank revolving credit facility and $38.4 million with existing cash. HFS provided advisory services in connection with the acquisition for which the Company paid a $2.0 million fee.

On August 8, 1996, the Company completed the sale to CL Associates and FSNL LLC ("FSNL") of 4 million newly issued shares of the Company's Common Stock for a total purchase price of $57 million, or $14.25 per share (the "CL Associates/FSNL Investment"). As a result of the CL Associates/FSNL Investment, CL Associates and FSNL acquired in the aggregate approximately 52% of the outstanding shares of Common Stock of the Company.

On October 1, 1996, the Company acquired from Capital Properties Limited Partnership ("CPLP") 20 hotels and a one-half interest in an additional hotel, consisting of approximately 3,500 guest rooms, which hotels are located throughout Canada and franchised under the "Travelodge" brand name (the "Canadian Acquisition"). The Company paid approximately $70 million to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes and transfer taxes), as well as its assumption of liability for identified trade payables and property specific bank debt, aggregating approximately $7 million, and the allocation of contracts to manage the CPLP properties with a fair value of $6.0 million acquired in the Canadian Acquisition. In addition, the Company will be obliged to make certain contingent payments to CPLP's constituent partners following a 13% per annum preferred return to the Company. In connection with the Canadian Acquisition on October 1, 1996, the Company borrowed approximately $65.9 million under its Credit Facility.

While the Company's focus throughout 1996 has been on owning and operating hotels, management has continued to evaluate the recoverability of the Company's gaming assets and has recorded provisions for losses on gaming assets to continue to carry such assets at their estimated net realizable value. As a result of loss provisions recorded of $14.2 million in the nine months ended September 30, 1996, the carrying value of the Company's remaining gaming assets equals $9.1 million. These assets include loans to a casino of $6.9 million which is performing in accordance with its contractual terms and other investments (which are not producing earnings) totaling $2.2 million at September 30, 1996. Management continues to evaluate the recoverability of these investments and will record future loss provisions to the extent necessary. The winding down of the gaming assets has had a significant negative effect on operations in 1996. As a result of the $14.2 million provision for losses on gaming assets, the Company reported an operating loss of $11.2 million for the nine months ended September 30, 1996. Without the non cash losses on gaming assets, the Company would have reported operating income of $3 million for the same period. Management believes that gaming related assets at September 30, 1996 are stated at the lower of cost or estimated net realizable value, the continued uncertainty surrounding the ability of these

C/M: 11752.0012 425099.3
                                      -9-
assets to generate positive cash flow results in the potential for future write-downs to present these assets at their estimated net realizable value in subsequent periods. Based on the relatively small remaining investment in gaming assets, management believes that future operations will not be impacted in a significant way by the Company's remaining gaming investments.

The Company believes that comparisons of its results during the period ended September 30, 1996 to prior periods should take into account these changes in the Company's primary business.

RESULTS OF OPERATION

Pro Forma

The pro forma financial data includes the operations of Forte Hotels and CPLP for the nine months ended September 30, 1996 and 1995 as if the acquisitions had occurred on January 1, 1995, giving effect to depreciation and amortization associated with the acquired properties and the sale of 4 million shares of newly issued Common Stock on August 8, 1996 and financing costs associated with acquisitions. The pro forma financial data also includes revenues and expenses associated with the Company's gaming business which include provisions for losses on gaming assets of $14.2 million for the nine months ended September 30, 1996 and gaming development costs of $14.9 million for the period ending September 30, 1995. The pro forma financial data does not include any potential eventual cost savings or revenue enhancements that management believes may be realized following the complete consolidation of the Forte Hotels and CPLP operations.

Pro forma hotel revenues increased by $8.0 million, or 10.7%, from $74.6 million in 1995 to $82.6 million in 1996. Occupancy increased 1.5% to 68.5% and the average daily rate increased 7.6% to $54.68 for the first nine months of 1996 compared to the first nine months of 1995. Since acquiring the Travelodge/Thriftlodge properties on January 23, 1996, the Company has begun its rebranding of certain properties, which has had a positive impact on both occupancy and rates. One property that has been rebranded is the hotel at JFK airport in New York which became a Ramada Plaza hotel. Further, occupancy improved in the 1996 period over 1995 comparable with the hotel industry. As a result of the increases in occupancy and rates, REVPAR increased to $37.46 or 10.1% over the comparable nine month period in 1995. The number of properties on a pro forma basis decreased by one during this period, which had a negligible impact on the REVPAR increase on a same hotel basis.

Historical Three And Nine Month Period Ended September 30, 1996 Compared To The Comparable 1995 Period

Since the Company's January 23, 1996 acquisition, its operations have been focused on the lodging business. Therefore, the results of operations for the three and nine months ended September 30, 1996 is not comparable to the prior years' periods when the Company was engaged in the development of prospective gaming facilities. Therefore, substantially all the categories of revenue and expense (other than gaming development costs and provisions for gaming losses) are related to the ownership and management of hotel and motel properties in 1996 with no comparative amounts for 1995. Accordingly, the Company's operating results for the three and nine month periods ended September 30, 1996 from operations other than lodging activities and 1995 (when the Company did not engage in lodging activities) consist of modest investment revenue. In addition, during the first nine months of 1996, the Company's interest expense was $4.6 million on acquisition debt while the Company had no interest bearing debt load in 1995. Gaming development costs expense for the three and nine months ended September 30, 1995 primarily consisted of writedowns of gaming assets and related expenses associated with terminated transactions. In the nine months ended September 30, 1996, in connection with the Company's ongoing periodic evaluation of its gaming assets, the Company provided $14.2 million in non-cash reserves on its gaming assets to account for estimated impairment on the value of these investments. These losses were based on the Company's evaluation of the ability to generate cash flow, which have been negatively impacted by the environment for alternative gaming venues and the inability to obtain gaming licenses in certain cases. The Company's provision related to the following investments:


C/M: 11752.0012 425099.3
                                      -10-

a) The Boomtown, Mississippi investment approximates $4.8 million prior to the writedown. The Company is leasing a casino and barge in Biloxi, Mississippi to an unrelated third party under a 25 year lease. Rental income is equal to 16% of the facility's EBITDA net of marketing fees payable to HFS, Inc. Historically, the Company has not received cash flow after the marketing fees. The Company does not anticipate receiving cash flow during the remaining term of the lease and believes that the value after 25 years may be negligible. As a result the Company has fully reserved against this investment as of June 30, 1996.

b) The Company has a 19.9% limited partner interest in Prescott Convention Center Limited Partnership ("PCC"). PCC owns a hotel and a convention center with a leased casino. Historically, the Company has not received net distributions after marketing fees payable to HFS and based on discussions with the general partner does not anticipate receiving net distributions in the future. As a result the Company has fully reserved approximately $4.8 million for this investment as of September 30, 1996 through the provision for losses on gaming assets.

c) Century Casinos, Inc. common stock was written down to the market value of the stock which was $150,000 at September 30, 1996. A $75,000 writedown was included in the provision for losses on gaming assets in the second quarter to reflect the writedown to market value. During September 1996, 100,000 shares were sold for $130,000 resulting in a loss of $45,000.

d) The Odyssey Gaming Corporation's investment approximates $3.8 million prior to the writedown and consists of non-voting preferred stock convertible into common stock representing a 20% interest in Odyssey Gaming Corporation. As of June 30, 1996 Odysssey has no assets and was automatically dissolved by the Delaware Secretary of State for failure to pay its taxes and file annual reports. The Company has fully reserved against this investment as of June 30, 1996.

e) The Alpha warrants were written down by $830,000 to fair value utilizing the Black-Scholes option valuation model at December 31, 1995 and a comparison to the fair market value of similar marketable securities issued by Alpha Hospitality Corp. at September 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

On January 23, 1996 the Company acquired the outstanding common stock of FHI for approximately $98.4 million, plus expenses, less certain working capital adjustments totalling approximately $3.1 million. In a related transaction prior to consummation of the Travelodge Acquisition, HFS and Motels of America, Inc. acquired from FHI the Travelodge franchise system and 19 hotel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company consisted of fee and leasehold interests in 18 wholly owned hotels and joint venture interests in 97 additional hotel properties. The Company financed $60 million of the purchase price and related expenses of the Travelodge Acquisition with proceeds from the Company's former Credit Facility with Chemical Bank and Bankers Trust Company and $38.4 million with existing cash.

On January 23, 1996, the Company issued a $15.0 million standby letter of credit in favor of Bank of America National Trust Trust and Savings Association to secure borrowings under the Company's loan agreement with that bank.

On February 14, 1996, the Company entered into an agreement with CL Associates and FSNL to sell 4 million newly issued shares of the Company's common stock to CL Associates and FSNL for $57 million. This transaction was completed on August 8, 1996. CL Associates and FSNL own approximately 52% of the outstanding stock of the

C/M: 11752.0012 425099.3
                                      -11-

Company. HFS provided advisory services in connection with the transaction for which the Company paid a fee of $1.14 million.

The Company completed the Canadian Acquisition by paying approximately $70 million to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate and transfer taxes) and by assuming the liability for identified trade payables and property specific bank debt, aggregating approximately another $7 million.

In connection with the Canadian Acquisition, the Company became obligated to make certain payments to CPLP in future years pursuant to a Future Payments Agreement (the "Future Payments Agreement"). Generally, the Company is obligated to pay to CPLP a percentage of net cash flow ("Remaining Cash Flow") generated by the hotels acquired from CPLP (the "CPLP Hotels") remaining after all expenses have been paid and the Company has received a cumulative, compounded, 13% per annum preferred return on its net cash investment in the CPLP Hotels (the "Chartwell Preferred Return"). The Company is required to pay CPLP (i) 100% of Remaining Cash Flow up to C$600,000, (ii) 16% of the next C$1.8 million of Remaining Cash Flow after C$600,000 and (iii) 25% of Remaining Cash Flow in excess of $C2.4 million. The Company is also required to pay an amount equal to 25% of the net capital proceeds realized by the Company from any sales and refinancings of any CPLP Hotel, after payment to the Company of its investment in the CPLP Hotels, the Chartwell Preferred Return and transaction costs. The Company is able to terminate its obligation to make these payments to CPLP at any time after December 31, 2000 but no later than October 1, 2008, upon making a termination payment of no less than C$800,000, calculated in accordance with the terms of the Future Payments Agreement.

No payment from the Company to CPLP would have been due on a pro forma basis for the fiscal year ended December 31, 1995 (or the nine months ended September 30, 1996) under these arrangements.

The Company has launched a major capital improvement program to increase room and occupancy rates by improving the quality of its properties. As part of this program, the Company expects to upgrade the interior and exterior of all U. S. and Canadian properties that do not meet corporate standards. By mid-1997, the Company intends to have invested in excess of $20 million in capital improvements, in addition to amounts budgeted for regular capital maintenance. Once this capital initiative is completed, the Company intends to maintain a regular program of capital improvements, including the renovation and refurbishment of certain of its existing hotels. The program is expected to enhance the competitiveness of its Travelodge hotels and increase profitability. The Company intends to finance this capital expenditure program with borrowings under the Credit Facility and excess cash on hand.

The Company is a 50% partner in a joint venture, Chartwell de Mexico, along with Grupo Piasa, S.A. de C.V. Chartwell de Mexico, which was formed for the purpose of developing and operating Travelodge hotels throughout Mexico, is to be funded with up to $20 million in capital contributions, of which half are to be contributed by the Company.

Credit Facilities

General: HFS has agreed to extend up to $75 million in guarantees, security and other credit enhancements to secure the Company's credit facilities until February 28, 2003. Pursuant to this agreement, HFS has guaranteed $75 million of the Company's borrowings under the Credit Facility.

The Company is a party to a Credit Facility among the Company, Chartwell Canada Corp., which is a subsidiary of the Company ("Chartwell Canada"), The Bank of Nova Scotia, as Syndication Agent, The Chase Manhattan Bank, as Administrative Agent, and the Banks from time to time parties thereto (the "Credit Facility"). The Credit Facility provides that the Company may borrow up to $150 million under a revolving credit commitment (the "Commitment"), which may be utilized for the incurrence of revolving credit loans or the issuance of letters of credit. An amount of up to C$95 million of the Commitment is available to be borrowed by Chartwell

C/M: 11752.0012 425099.3
                                      -12-

Canada or Bear Financial Corp. ("Bear"), which is also a subsidiary of the Company, as a Subfacility under the Credit Facility (the "Canadian Subfacility"). The Company is jointly and severally liable for all borrowings by Chartwell Canada or Bear under the Canadian Subfacility. HFS has guaranteed $75 million of the Company's obligations under the Credit Facility. As of October 1, 1996 approximately U.S.$11 million aggregate principal amount of revolving loans and C$90 million (approximately U.S. $66 million) aggregate principal amount of revolving loans were outstanding under the Credit Facility. In addition, as of October 1, 1996, the Company had incurred obligations under the Credit Facility of approximately $15 million representing borrowings for letters of credit. All outstanding obligations under the Credit Facility mature in August 2002.

Borrowings under the Credit Facility are available to the Company to finance the acquisition of hotel properties and to finance the Company's working capital and general corporate requirements. Borrowings under the Canadian Subfacility were used to finance the acquisition of hotels from CPLP and to pay the fees and expenses related to the Canadian Acquisition.

Revolving loans denominated in US dollars under the Credit Facility are available as base rate loans or Eurodollar loans. Revolving loans denominated in Canadian dollars under the Credit Facility are available as Eurodollar loans. Interest on the outstanding principal amount of each base rate loan is payable at an annual rate equal to the highest of (A) .5% in excess of the Federal Reserve reported certificate of deposit rate, (B) .5% in excess of the federal funds rate or (C) the prime lending rate of The Chase Manhattan Bank. Interest on the outstanding principal amount of each Eurodollar loan is payable at an annual rate equal to the sum of the applicable margin (which is within a range of .40% to .875% based on the principal amount of revolving loans and letters of credit outstanding) plus the Eurodollar rate. The Company is obligated to pay a commitment fee on the unutilized portion of the facility at an annual rate of .2% to .375% depending on the principal amount of revolving loans and letters of credit outstanding. The Company is also obligated to pay a fee in respect of each outstanding letter of credit equal to the applicable margin on the stated amount of the letter of credit, plus an additional fee equal to the higher of (A) $500 and (B) a rate per annum agreed to in writing by the Company and the issuing bank of the letter of credit.

The aggregate revolving credit commitment will reduce by $7.5 million in 1998 and 1999 and $10 million each year thereafter. To the extent outstanding borrowings exceed the resulting commitment amount, principal will be required to be repaid. The revolving credit commitment amount also will be reduced and, to the extent outstanding borrowings exceed the resulting commitment amount, principal will be repaid upon the occurrence of certain events.

The Credit Facility contains covenants restricting, with certain exceptions, the Company and its subsidiaries and joint ventures from: (i) creating, incurring or assuming any liens; (ii) merging or consolidating or disposing of its assets, or acquiring assets from any other person; (iii) changing the nature of their respective businesses; (iv) incurring indebtedness other than existing indebtedness, subordinated indebtedness not to exceed $50 million to finance permitted acquisitions and other permitted indebtedness specified in the Credit Facility; (v) paying dividends or making restricted payments; and
(vi) modifying the agreements relating to the Company's indebtedness and preferred stock or its corporate charter documents.

In addition, the Credit Facility requires that the Company, in certain cases on a stand alone basis and in other cases on a consolidated basis with its subsidiaries and joint ventures, satisfy certain financial ratio coverage tests, including maintenance of net worth, minimum interest coverage, and maximum leverage coverages.

Bank of America Loan Agreement: The Company has a loan agreement with Bank of America National Trust and Savings Association ("B of A"). That loan agreement (the "B of A Loan Agreement") permits the Company and certain of the joint ventures through which it owns hotels to make revolving credit borrowings in an aggregate amount of up to $10 million and provides for an uncommitted Credit Facility, which is available at the sole discretion of B of A, in an aggregate amount of up to $5 million. Borrowings under the B of A Loan Agreement may be made until December 31, 1996. Revolving credit borrowings under the B of A Loan Agreement may be made, at the option of the Company, as short term borrowings, which have a maximum

C/M: 11752.0012 425099.3
                                      -13-
maturity of six months, or medium term borrowings, which have a maximum maturity of five years. Short term borrowings bear interest, at the option of the Company, at the B of A prime rate, 1/2 of 1% in excess of the B of A offshore rate or 3/4 of 1% in excess of the B of A CD rate. Medium term borrowings bear interest at the B of A prime rate. The borrowings under the B of A Loan Agreement are secured by a $15 million standby letter of credit issued under the Credit Facility. The Company is obligated to pay a commitment fee at an annual rate of .1875% on the unutilized portion of the B of A Loan Agreement. Borrowings under the B of A Loan Agreement were approximately $6.3 million at September 30, 1996.

CASH FLOWS

Cash provided by (used in) operating activities was $7.7 million for the nine months ended September 30, 1996 compared to $(6.9) million for the nine months ended September 30, 1995. The change relates primarily to the change in focus to the lodging industry which produced operating cash flow and the elimination of gaming development costs.

Cash (used in) provided by investing activities was ($103.0) million for the nine months ended September 30, 1996 compared to $5.8 million for the nine months ended September 30, 1995. This change related primarily to the Travelodge acquisition and related costs offset by the receipt of principal payments on loans.

Cash provided by financing activities was $61.6 million for the nine months ended September 30, 1996 compared to $-0- for the nine months ended September 30, 1995. This change resulted from net borrowing proceeds and proceeds from the sale of stock to Chartwell and FSNL.

SEASONALITY

The hotel industry is seasonal in nature. Room occupancy rates at the Company's hotels are affected by normally recurring seasonal patterns and, in most locations in the United States and Canada, are higher in the late spring through early fall months (May through October) than during the balance of the year, with the lowest occupancy rates occurring in the first quarter of the year. As a result, the Company expects to experience seasonal lodging revenue patterns similar to the hotel industry with the summer months, due to the increase in leisure travel, producing a higher revenue than other periods during the year.

C/M: 11752.0012 425099.3
                                      -14-

Part II.  Other Information

Item 1.   Legal Proceedings

          The Company is not party to any litigation which it believes will have a material impact on the financial condition of the Company.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The CL Associates/FSNL Investment was completed on August 8, 1996. The CL Associates/FSNL Investment was approved by the affirmative vote of the holders of a majority of the shares of the Company's Common Stock present, in person or by proxy, and entitled to vote at the Company's annual meeting held on August 8, 1996 (the "Annual Meeting").

          (c) (i) The CL Associates/FSNL Investment was approved at the Annual Meeting. The holders of 3,921,652 shares of Common Stock voted in favor of the CL Associates/FSNL Investment and the holders of 10,487 shares voted against the CL Associates/FSNL Investment. The holders of 1700 shares of Common Stock abstained.

               (ii) The filing of Certificate of Amendment to the Company's Certificate of Incorporation which provided for the change of the Company's name from National Lodging Corp. to Chartwell Leisure Inc. was approved at the Annual Meeting. The holders of 4,142,688 shares of Common Stock voted in favor of name change and the holders of 1,334 shares voted against the name change. The holders of 230 shares of Common Stock abstained.

               (iii) Three Class II Directors of the Company, James E. Buckman, Stephen P. Holmes and Michael J. Kennedy, were elected to serve on the Company's Board of Directors for a term expiring in 1999. Mr. Buckman received 4,996,076 votes in favor of his election, 20,166 shares withheld. Mr. Holmes received 4,996,076 votes in favor of his election, 20,166 shares withheld. Mr. Kennedy received 4,996,076 votes in favor of his election, 20,166 shares withheld. At the time of the closing of the CL Associates/FSNL Investment, Mr. Buckman and Robert F. Smith, a Class I Director whose term would have expired in 1998, resigned as Directors of the Company and Dr. Guido Goldman and Rachel Robinson were elected to the Company's Board of Directors.

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.


C/M: 11752.0012 425099.3
                                      -15-

          27.1 Financial Data Schedule.

          (b) The Company filed a Current Report on Form 8-K dated October 1, 1996, reporting that the Company had acquired 20 hotels and a one-half interest in an additional hotel, all of which are located in Canada.


C/M: 11752.0012 425099.3
                                      -16-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHARTWELL LEISURE INC.



Date: November 12, 1996             Kenneth J. Weber

-----------------------             ---------------------------


                                    Kenneth J. Weber Chief Financial Officer
                                    (Duly Authorized Officer of the Registrant)
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)


C/M: 11752.0012 425099.3
                                      -17-