Form 10-K
period 1996-12-31
CHARTWELL LEISURE INC
filed 1997-03-28
CIK 929929

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                   FORM 10-K


[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the Fiscal Year Ended December 31, 1996
                        Commission File Number 0-24794

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the Transition Period from ______ to ______

                             --------------------

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

                                 Title of Class
                                 --------------
                     Common Stock, par value $.01 per share


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 6, 1997, based on the last reported sale price per share of these shares of $14 1/4 on that date, was $88,646,015.

As of March 6, 1997, there were 11,160,779 shares of the Registrant's Common Stock, par value $.01 per share ("Common Stock"), issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


PART I
   ITEM 1.  Business.................................................   1
   ITEM 2.  Properties...............................................  16
   ITEM 3.  Legal Proceedings........................................  17
   ITEM 4.  Submission of Matters to a Vote of Security Holders......  17

PART II
   ITEM 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.....................................  18
   ITEM 6.  Selected Financial Data..................................  19
   ITEM 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................  21
   ITEM 8.  Financial Statements and Supplementary Data..............  30
   ITEM 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.....................  30

PART III
   ITEM 10.  Directors and Executive Officers of the Company.......... 31
   ITEM 11.  Executive Compensation................................... 31
   ITEM 12.  Security Ownership of Certain Beneficial Owners
              and Management.......................................... 31
   ITEM 13.  Certain Relationships and Related Transactions........... 31

PART IV
   ITEM 14.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K..................................... 32


              ___________________________________________________



                SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER

                  THE SECURITIES LITIGATION REFORM ACT OF 1995


          Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements and under the caption "Business--Risk Factors" in this Annual Report on Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL OVERVIEW

          Chartwell Leisure Inc. ("Chartwell" or the "Company"), is a hotel and motel owner, operator, developer and acquiror. Chartwell owns, directly or with joint venture partners, 130 hotel properties in both the full-service and limited-service segments, including approximately 11,410 guest rooms, located in 25 states and six Canadian provinces. In the full-service segment, Chartwell operates 27 hotels aggregating approximately 5,430 guest rooms that contributed approximately 63% of Chartwell's gross room revenues (including gross room revenues of unconsolidated joint ventures) during the twelve-month period ended December 31, 1996 on a pro forma basis. Chartwell's remaining 103 hotels, consisting of approximately 5,980 rooms, operate in the limited-service segment, principally under the Travelodge(R) brand.


          Chartwell was spun-off from HFS Incorporated ("HFS") in 1994 and until late 1995 was engaged in the business of investing in casino gaming facilities. In December 1995, an investment group ("CL Associates") primarily consisting of members of the Fisher Brothers family and a trust for the benefit of Gordon Getty and members of his family acquired a 16.6% equity interest in Chartwell by purchasing 904,930 newly issued shares of Common Stock. In connection with that purchase, Richard L. Fisher, a member of the Fisher Brothers family, was elected to Chartwell's Board of Directors and to the chairmanship of Chartwell's executive committee. At the same time, Chartwell's Board of Directors decided to redirect the focus of Chartwell's business from gaming to lodging and Chartwell agreed to acquire full and partial interests in 115 Travelodge hotels, consisting of approximately 8,000 guest rooms, from Forte Hotels, Inc. ("Forte Hotels") for approximately $99 million (the "Travelodge Acquisition").


          In connection with the closing of the Travelodge Acquisition in January 1996, Chartwell agreed in principle to issue four million shares of Common Stock for an aggregate purchase price of $57 million (the "CL Associates/FSNL Investment") to an expanded investment group consisting of CL Associates and a limited liability company owned principally by a trust for the benefit of Charles de Gunzburg ("FSNL"), Mr. Fisher was elected Chairman and Chief Executive Officer of Chartwell, a new senior management team was assembled, and Mr. Fisher and that new management team began to implement Chartwell's current strategy. Since that time, Chartwell has (i) acquired 21 Travelodge hotels in Canada (including a one-half interest in a joint venture) totalling approximately 3,500 guest rooms, for approximately $77 million (a cost of approximately $22,000 per guest room) (the "Canadian Acquisition"), (ii) obtained the 30-year exclusive master franchise licenses for the Travelodge brand in Canada and Mexico, (iii) formed a joint venture ("Chartwell de Mexico") with Grupo Piasa, S.A. de C.V., a diversified Mexican real estate and development company ("Grupo Piasa"), for the purpose of developing and operating Travelodge hotels throughout Mexico and (iv) formed a strategic alliance with Hilton Inns, Inc. ("Hilton") pursuant to which Chartwell expects to develop, own, manage and operate up to 20 Hilton Garden Inn(R) hotels in target markets nationwide under a franchise license. Chartwell has curtailed future activities in the gaming industry and, during the twelve-month period ended December 31, 1996, derived no revenues from gaming.


          Chartwell's original gaming business was conducted as a division of HFS from August 1993 until September 1994, when the Company was formed as National Gaming Corp., a Delaware corporation and a wholly owned subsidiary of HFS created for the purpose of carrying on that business. In November 1994, the Company became an independent public company when HFS distributed all of the outstanding shares of the Company's Common Stock to the stockholders of HFS (the "Distribution"). In January 1996, the Company's name was changed to National Lodging Corp., and on August 8, 1996, the Company's name became Chartwell Leisure Inc. Chartwell's principal executive offices are located at 605 Third Avenue, New York, New York 10158, and its telephone number is (212) 692-1400. Unless the context otherwise requires, all references in this annual report to the Company include Chartwell, its subsidiaries and their respective predecessors, and references to "hotels" include both hotels and motels.

RECENT DEVELOPMENTS


          Strategic Alliance with Hilton: On January 20, 1997, Chartwell announced that it had formed a strategic alliance with Hilton in which Chartwell expects to develop, own, manage and operate at least 20 Hilton Garden Inn hotels in target markets nationwide under a franchise license. The initial term of the alliance is three years and will require a total investment of up to $200 million by Chartwell, of which approximately $40 million is required to be funded by Chartwell as equity. Hilton is in negotiations with NationsBank Corp. ("NationsBank") and Nomura Asset Capital Corporation ("Nomura") to arrange for construction financing and permanent mortgage financing for the Hilton Garden Inn development program. There can be no assurance that such financing will be obtained. Of the total construction costs, NationsBank is expected to provide up to 80% of the financing, with Hilton expected to guarantee up to 25% of the NationsBank loan. Chartwell is required to fund the remaining 20% of the capital as equity. The financing terms are expected to provide that upon obtaining a certificate of occupancy for each Hilton Garden Inn, the construction loan allocated for such hotel is expected to convert to a 15-year permanent mortgage through an arrangement with Nomura. Chartwell expects to commence construction of its first Hilton Garden Inn shortly at Albuquerque International Airport and this spring expects to commence construction of its second Hilton Garden Inn site in Santa Fe, New Mexico at its Anasazi Plaza site. Chartwell expects to break ground on other Hilton Garden Inns as additional sites are secured. In addition to the Hilton Garden Inn franchise license, Hilton has formally approved the conversion of the 207 room, Chartwell-owned San Diego Travelodge to a full-service Hilton hotel. The property, on Harbor Island Drive, is scheduled to undergo a $3.3 million renovation, expected to be completed by this summer.

          Sale of Common Stock to Brahman Funds: On January 31, 1997, Chartwell sold 1,000,000 shares of Common Stock to funds managed by affiliates of Brahman Management, LLC (collectively, "Brahman") at $14 per share, for a total investment of $14 million by Brahman (the "Brahman Private Placement"). Brahman manages investment funds, including one affiliated with George Soros. As a result of the Brahman Private Placement, the Brahman-Soros group owns approximately 1,300,000 shares of Common Stock, or approximately 9.7% of the Company's outstanding Common Stock, after giving effect to the issuance of 2,228,977 shares of Common Stock pursuant to the Rights Offering (discussed below).

          Sale of Common Stock to Baron Fund: On March 6, 1997, Chartwell sold 658,929 shares of Common Stock to Baron Asset Fund ("Baron") at $14.00 per share, for a total investment of approximately $9.2 million by Baron (the "Baron Private Placement"). Baron is one of a family of funds managed by Ronald Baron. As a result of the Baron Private Placement, Baron owns 658,929 shares of Common Stock, or approximately 4.9% of the Company's outstanding Common Stock, after giving effect to the issuance of 2,228,977 shares of Common Stock pursuant to the Rights Offering.

          Rights Offering: On March 13, 1997, Chartwell completed an offering (the "Rights Offering") of 2,228,977 shares of Common Stock pursuant to the exercise of transferable subscription rights ("Rights") that were distributed to holders of record ("Record Holders") at the close of business on February 13, 1997 of Chartwell's Common Stock and to holders of certain options ("Participating Option Holders") to purchase shares of Common Stock. The Rights, which were distributed to the Record Holders and the Participating Option Holders at no cost, were exercisable at a cash price of $14.00 per share. After deducting expenses of approximately $1.2 million, the net proceeds of the Rights Offering to Chartwell were approximately $30.0 million.

          Notes Offering: Chartwell is in the process of pursuing a $100 million offering of senior notes (the "Notes") due 2007 (the "Notes Offering"). In connection with the Notes Offering, it is expected that Chartwell's existing $150.0 million credit facility will be terminated and replaced with a new secured facility of approximately $60.0 million and that HFS' $75 million guarantee of Chartwell's existing credit facility and a related $1.5 million annual fee will be eliminated. There can be no assurance that the Company will be able to successfully complete the Notes Offering or enter into a new credit facility and consummate the related refinancing of its existing credit facility. The Company intends to use the net proceeds from the Notes Offering, together with the net proceeds from the Brahman Private Placement, the Baron Private Placement and the Rights Offering, to repay existing indebtedness under its existing credit facility and for working capital and general corporate purposes, including to fund current and future development projects. In addition, as Chartwell evaluates from time to time potential acquisition opportunities, a portion of such net proceeds may be used to acquire additional hotels. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Equity Offerings" and "--Notes Offering."

GROWTH STRATEGY

          Chartwell's new senior management team has implemented multiple strategies to increase cash flow, earnings and shareholder value by (i) internal growth through an extensive capital investments program, of rebranding and repositioning of its existing hotels and of reimaging and remarketing of the Travelodge brand name, while controlling costs and (ii) external growth through increasing and diversifying Chartwell's hotel portfolio by selectively acquiring and developing hotels in different market segments and geographic regions.

          INTERNAL GROWTH OPPORTUNITIES: Chartwell believes that the hotels it acquired in the Travelodge Acquisition and the Canadian Acquisition, and the Travelodge brand as a whole, were allowed to significantly underperform their potential. Chartwell believes that capital investments and operational changes designed to bring the performance of these hotels up to or in excess of industry averages offer the potential for significant improvements in cash flow at these hotels.

 .    Capital Investments:  The Company believes that the hotels it acquired in the Travelodge Acquisition and the Canadian Acquisition offer the opportunity for significant increases in revenue per available room ("REVPAR") through a capital expenditures program. The Company has launched an extensive capital improvement program to increase room and occupancy rates by improving the quality of its properties. As part of this program, the Company expects to upgrade the interior and exterior of all properties that do not meet corporate standards. In addition, the Company intends to redesign the architectural layout of its Travelodge hotels to provide them with a "curb appeal" necessary to compete in the limited-service market. During 1997, the Company intends to spend approximately $20 million in capital improvements at its U.S. and Canadian hotel properties. These investments are in addition to amounts budgeted for regular capital maintenance. As of December 31, 1996, the Company had invested approximately $5.8 million in capital expenditures. Once this capital initiative is completed, the Company intends to maintain a regular program of capital improvements, including the renovation and refurbishment of certain of its existing hotels. The Company believes that this program will enhance the competitiveness of its Travelodge hotels.


 .    Strategic Repositioning and Redevelopment of Current Hotels:  Chartwell
     believes there is significant potential to increase REVPAR at selected hotels by repositioning those hotels through renovation and refurbishment as well as rebranding to more appropriate franchise affiliations. The Company believes that some of its Travelodge hotels would satisfy market demand through expanding the size of the hotel. For example, Chartwell intends to add approximately 100 guest rooms at the Fisherman's Wharf Travelodge, subject to local zoning approval. See "Business--Growth Strategy--External Growth Opportunities--Travelodge Acquisition." The Company believes that in conjunction with its capital improvements program, a number of its current hotels will become more competitive and increase revenues by brand repositioning through conversion to another leading national franchise affiliation and/or expanding the size of the hotel. Since the Travelodge Acquisition, Chartwell has converted both the 476-room Travelodge hotel at Kennedy Airport in New York and the 236-room Travelodge hotel in Portland, Oregon to Ramada Plaza(R) hotels and is in the process of converting the 207-room Travelodge hotel in San Diego, California to a Hilton hotel. The Company continues to evaluate and assess the strategic advantages of brand repositioning of all of its hotels in order to enhance the performance of its hotels.


 .    Reimaging and Remarketing the Travelodge Brand Name:  HFS has implemented a program in cooperation with Chartwell to revitalize the Travelodge brand name, which includes (i) the proposed expenditure of approximately $5.5 million budgeted by HFS through December 31, 1997 for marketing the Travelodge brand name, (ii) the reintroduction of the Sleepy Bear mascot and (iii) the introduction of a program that will reward guests with "Travel Miles," exchangeable for gifts. In addition, Chartwell has budgeted approximately $3 million during 1997 for marketing individual hotels, generally in their local markets.

     EXTERNAL GROWTH OPPORTUNITIES:


 .    Acquisition of Hotels:  Chartwell seeks to continue the acquisition of underperforming hotels or portfolios of hotels throughout North America that are candidates for improved operating performance by implementing Chartwell's growth strategy of refurbishing, rebranding, repositioning, and reimaging underperforming hotels.


     Travelodge Acquisition: On January 23, 1996, the Company completed the acquisition of all of the outstanding shares of Common Stock of Forte Hotels from Forte USA, Inc. for approximately $99 million. The principal assets of Forte Hotels consisted of fee and leasehold interests in 115 hotel properties, including sole ownership of 18 hotels and joint venture interests in 97 additional hotels (the "Acquired Forte Properties") constituting in the aggregate approximately 8,000 guest rooms. Substantially all of the Acquired Forte Properties operate under the names "Travelodge" and "Thriftlodge" pursuant to franchise agreements acquired by HFS or entered into with HFS in connection with the Travelodge Acquisition. See "Business--Franchise Agreements." In connection with the Travelodge Acquisition, the Company also acquired the lease on Forte Hotels' corporate headquarters in El Cajon, California, and a 50% profits interest in the hotel management operations of Royco, a hotel management company based in Calgary, Canada which manages Canadian hotel properties. See "Business--Growth Strategy--External Growth Opportunities--Canadian Acquisition." In a related transaction prior to consummation of the Travelodge Acquisition, HFS and Motels of America, Inc. acquired directly from Forte Hotels the Travelodge franchise system and 19 hotel properties, respectively, for an aggregate purchase price of $71.6 million. HFS also provided advisory services to the Company in connection with the Travelodge Acquisition for which the Company paid a $2.0 million fee.


     In connection with the Travelodge Acquisition, the Company also acquired a retail arcade that adjoins its 250-room Travelodge hotel located at Fisherman's Wharf, San Francisco and a 255-car parking garage. The hotel and retail complex, which occupies an entire city block, overlooks the San Francisco Bay. The retail arcade consists of approximately 20,000 square feet of ground floor frontage located on San Francisco's Jefferson Street. Currently, the arcade is fully-leased to 14 shops and restaurants. In connection with the Company's development plan, the Company, subject to local zoning approval, intends to expand the retail space by an additional 30,000 square feet. The Company occupies the premises under a 74-year master land lease expiring in February 2035 with an annual rent fixed until termination of $80,000. In the twelve-month period ended December 31, 1996, the arcade generated approximately $2.0 million in net operating income.


     Canadian Acquisition: On October 1, 1996, the Company purchased from Capital Properties Limited Partnership ("CPLP") 20 hotels and a one-half interest in an additional hotel (the "Acquired CPLP Properties"), which represent in the aggregate approximately 3,500 guest rooms, located throughout Canada. These hotels operate under the Travelodge brand name and are managed by Royco Hotels and Resorts, Ltd. ("Royco"). The Company accomplished the Canadian Acquisition by paying approximately $70 million to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes of $1.8 million), and by assuming the liability for identified trade payables and property specific bank debt, aggregating approximately another $7.4 million. In addition, the Company will be obligated to make certain contingent payments to CPLP following a preferred return to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Canadian Acquisition contributed approximately 29% of the Company's total revenues on a pro forma basis during the twelve-month period ended December 31, 1996. Of the $70 million payment, substantially all was financed by bank borrowings under the credit facility among the Company, Chartwell Canada Corp., which is a subsidiary of the Company, The Chase Manhattan Bank, as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the Banks (as defined therein) from time to time parties thereto (the "Credit Facility"). In connection with the Canadian Acquisition, the Company was granted the 30-year master license under an agreement with HFS pursuant to which the Company is entitled to develop and operate, or to franchise others to develop and operate, lodging facilities in Canada under the Travelodge and Thriftlodge brand names. Also in connection with the Canadian Acquisition, the Company entered into a management services and franchise development agreement (the "MSFDA") with Royco. Royco manages the Company's Canadian hotels and will manage any future hotels acquired by the Company in Canada. Subject to the Company's review, Royco may manage hotels on its own account. Under the MSFDA, Royco is also responsible for assisting the Company in developing new Travelodge and Thriftlodge lodging facilities in Canada under the Canadian Master License. As compensation for its services under the MSFDA, Royco receives 50% of the profits generated from these management and franchise development operations. The MSFDA also provides for the payment to Royco of additional fees under certain circumstances, including, upon the satisfaction of fixed performance goals and the termination of the agreement. The term of the MSFDA commenced on December 31, 1996 and expires on December 31, 2006. The Company has the option to renew the MSFDA for three additional terms of ten years each. Upon the expiration of the MSFDA, or in the event the agreement is terminated, Royco has the option to acquire the Company's interest under the Canadian Master License. Under its terms, the Canadian Master License is assignable by the Company to Royco.


     Other Acquisitions: In addition to the Travelodge Acquisition and Canadian Acquisition, in May 1996 the Company acquired a 112-room Ramada and a 101-room Shoney's Inn in Brunswick, Georgia, which the Company intends to reposition, refurbish and convert into a 213-room Ramada. Acquisitions entail risks that acquired hotels will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to reposition hotels will prove inaccurate, as well as general investment risks associated with any new real estate investment. In addition, future trends in the hotel industry may make future acquisitions economically impractical. Moreover, there can be no assurance that the Company will be able to acquire hotels that meet its investment criteria or that any such hotels' operations can be successfully improved. See "Risk Factors--Expansion Risks."


 .    Selected Development of Hotels:  Selected development of new hotels is a key part of Chartwell's external growth program. Management believes that attractive opportunities exist for the development of new full-service and limited-service hotels in certain markets of the United States, Canada and Mexico. Consistent with its development strategy of diversifying and expanding its hotel portfolio, since the Travelodge Acquisition, the Company has purchased development sites in Albuquerque and Santa Fe, New Mexico, Phoenix, Arizona and Irving, Texas. In conjunction with its strategic alliance with Hilton, the Company is currently developing 120-room Hilton Garden Inn(R) hotels at its Albuquerque and Santa Fe development sites. The Santa Fe project, which is located adjacent to the historic district of Santa Fe, is scheduled for completion in late 1997 and will also include the construction of two free-standing casual-style restaurants and is expected to include the development of an additional hotel. The development site in Irving, Texas will consist of a 112-room Wingate Inn(R) located at the north entrance of the Dallas/Fort Worth International Airport. The hotel is scheduled for completion in the fourth quarter of 1997. The Company anticipates that most of its newly-developed hotels will be franchised under major franchise brands such as Hilton Garden Inn and Wingate Inn. Like acquisitions, new project development is also subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs. Accordingly, there can be no assurance that the Company will be able to develop hotels that meet its investment criteria, site selection process or that any hotels can be successfully developed. See "Risk Factors--Expansion Risks."


 .    Chartwell de Mexico:  On July 12, 1996, the Company entered into a joint venture with a wholly owned subsidiary of Grupo Piasa for the purpose of developing and operating, or franchising others to operate, lodging facilities in Mexico under the Travelodge and Thriftlodge brand names. Through Chartwell de Mexico, the Company intends to develop up to 30 Travelodge and other branded lodging facilities throughout Mexico and to establish Travelodge as the dominant limited service brand in Mexico's emerging market. The Company's joint venture with Grupo Piasa represents a significant step by the Company in pursuing its development strategy. Chartwell de Mexico is to be funded with up to $20 million in capital contributions, of which half are to be contributed by the Company. Chartwell de Mexico's development strategy is to seek development locations near major metropolitan markets, airports and commercial centers and to construct hotels to attract the economy-conscious business and leisure traveler. The Company believes that there is a significant demand in the Mexican market for an American franchise hotel brand. The Company will provide the joint venture with access to such an established brand through the Travelodge franchise. Chartwell de Mexico, in association with Wings, a Mexican casual dining restaurant chain, intends to permit Wings to construct and lease from the Company restaurant facilities in close proximity to its hotels in order to afford its guests convenient dining facilities. On September 18, 1996, the joint venture was granted the 30-year exclusive master license under an agreement with HFS, pursuant to which the joint venture is entitled to franchise others to develop and operate, lodging facilities in Mexico under the Travelodge and Thriftlodge brand names. Chartwell de Mexico is obligated under the Mexican Master License to develop in various stages up to 1,140 hotel suites or resort lodging guest rooms by December 31 of each year through 2006. Under certain circumstances, including where the Company does not satisfy its development obligations in accordance with a prescribed schedule, the Mexican Master License may be terminated by HFS.


HOTEL PROPERTIES


          The Company owns fee and leasehold interests in 130 hotel properties, including sole ownership of 39 hotel properties (totaling approximately 6,000 rooms) and joint venture interests in 91 additional hotel properties (totaling approximately 5,400 rooms). Where the properties are operated as a joint venture or partnership, the Company is, in most instances, the 50% general partner. The Company's hotels are located in 25 states and six Canadian provinces, with a particular concentration in the states of California, Washington, Oregon, Nevada, Arizona and Florida, as well as the Province of Ontario. As of March 15, 1997, the states and provinces in which those hotels are located, the number of rooms and brand affiliation of each hotel and the nature of the Company's ownership interest and percentage of the Company's joint venture interest, if applicable, are set forth in the following table:

                             THE COMPANY'S HOTELS

                            (AS OF MARCH 15, 1997)


                                                          # OF    FRANCHISE      OWNED/JOINT
                   HOTEL                      LOCATION    ROOMS     BRAND      VENTURE ("JV")
-------------------------------------------  -----------  -----  ------------ ---------------

Full-Service:
San Francisco Wharf
 Hotel (1)                                       CA         250   Travelodge             JV/78%

San Diego Harbor
 Island (2)                                      CA         207   Travelodge             Owned
Walt Disney World                                FL         325    Travelodge            Owned
Brunswick (3)                                    GA         213        Ramada            Owned
Mt. Laurel                                       NJ         229    Travelodge            Owned
J.F.K.                                           NY         476  Ramada Plaza            Owned
Portland                                         OR         236  Ramada Plaza            Owned
Houston                                          TX         205    Travelodge            Owned
Edmonton West                                  Alberta      226    Travelodge            Owned
Edmonton South                                 Alberta      222    Travelodge            JV/50%
Calgary Macleod Trail                          Alberta      220    Travelodge            Owned
Calgary Int'l Airport                          Alberta      203    Travelodge            Owned
Vancouver Airport                            B. Columbia    160    Travelodge            Owned
Winnipeg                                      Manitoba      156    Travelodge            Owned
Toronto East                                   Ontario      228    Travelodge            Owned
Mississauga                                    Ontario      225    Travelodge            Owned
Toronto North                                  Ontario      184    Travelodge            Owned
Ottawa/Parliament Hill                         Ontario      175    Travelodge            Owned
Kitchener                                      Ontario      172    Travelodge            Owned
Windsor Downtown                               Ontario      160    Travelodge            Owned
Scarborough                                    Ontario      158    Travelodge            Owned
London                                         Ontario      144    Travelodge            Owned
Sudbury                                        Ontario      140    Travelodge            Owned
Ottawa East                                    Ontario      129    Travelodge            Owned
Burlington                                     Ontario      116    Travelodge            Owned
Ingersoll                                      Ontario       98    Travelodge            Owned
Laval                                          Quebec       175    Travelodge            Owned
                                             -----------  -----
TOTAL FULL-SERVICE                            27 HOTELS   5,432

Limited-Service:
Athens                                           AL          60    Travelodge            Owned
Flagstaff                                        AZ          49    Travelodge            JV/50%
Yuma                                             AZ          48    Travelodge            JV/50%
Williams                                         AZ          41    Travelodge            JV/45%
Mesa                                             AZ          39    Travelodge            JV/50%
San Francisco Airport
 North                                           CA         197   Travelodge             Owned
Palm Springs                                     CA         158    Travelodge            JV/50%
Monterey
 Fairgrounds/Carmel                              CA         103   Travelodge             JV/80%
Mission Valley                                   CA         101    Travelodge            JV/25%
San Francisco Central                            CA          84    Travelodge          JV/58.3%
San Francisco
 Downtown                                        CA          80   Travelodge             JV/50%
Visalia Thriftlodge                              CA          77   Thriftlodge            JV/50%
San Diego Airport                                CA          72    Travelodge          JV/62.5%
Sacramento Downtown                              CA          71    Travelodge            Owned

------------------------
(1) The Company, subject to local zoning approval, intends to expand the retail space at the Travelodge Fisherman's Wharf hotel by 30,000 square feet to 50,000 total square feet of retail space and to add approximately 100 guest rooms to the 250-room hotel.
(2)  Conversion to Hilton pending.
(3)  Conversion to Ramada pending.


                                                          # OF        FRANCHISE
HOTEL                                        LOCATION     ROOMS         BRAND
-------------------------------------------  --------  -----------  --------------

Long Beach Downtown                      CA        63   Travelodge          JV/50%
Lake Tahoe South                         CA        59   Travelodge          JV/50%
San Francisco Airport South              CA        58   Travelodge          JV/50%
Anaheim                                  CA        57   Travelodge          Owned
Santa Cruz                               CA        55   Travelodge          JV/50%
Monterey Downtown                        CA        49   Travelodge          JV/50%
Rancho Bernardo                          CA        49   Travelodge          JV/50%
Lake Tahoe City                          CA        47   Travelodge          JV/50%
Eureka                                   CA        46   Travelodge          JV/25%
San Diego Airport/
 Pt. Loma                                CA        45   Travelodge        JV/53.3%
La Jolla Beach                           CA        44   Travelodge          JV/50%
Santa Rosa Downtown                      CA        43   Travelodge          JV/50%
Hollywood Inn                            CA        39   Travelodge          JV/50%
Milpitas                                 CA        39  Independent          JV/50%
San Luis Obispo                          CA        39   Travelodge          JV/50%
El Cajon Valley Thriftlodge              CA        38  Thriftlodge          Owned
Ontario                                  CA        33   Travelodge          JV/50%
Paso Robles                              CA        31   Travelodge          JV/50%
Santa Rosa                               CA        31   Travelodge          JV/50%
Berkeley                                 CA        30   Travelodge          JV/50%
Cabrillo Central                         CA        30  Independent          JV/50%
La Jolla Cove                            CA        30   Travelodge          JV/50%
San Diego Thriftlodge
 Downtown                                CA        30  Thriftlodge          JV/25%
Bayview Thriftlodge                      CA        29  Thriftlodge        JV/57.8%
Golden Gate                              CA        29   Travelodge          JV/25%
Mojave                                   CA        29  Independent          JV/10%
Palo Alto                                CA        29   Travelodge          JV/50%
Santa Monica                             CA        29   Travelodge          JV/25%
Balboa Park                              CA        28   Travelodge          JV/25%
Burbank                                  CA        28   Travelodge          JV/50%
Oceanside                                CA        28   Travelodge          JV/50%
Presidio                                 CA        27   Travelodge        JV/58.3%
Ghirardelli Square                       CA        25   Travelodge        JV/62.5%
Eagle Rock
 (Eagle Rock Inn)                        CA        24  Independent         JV/25%
San Diego Harborside                     CA        24  Independent          Owned
San Diego Uptown/
  Welcome Inn                            CA        24  Independent          JV/25%
Santa Barbara City
 Center                                  CA        23   Travelodge          JV/25%
Santa Barbara Beach                      CA        19   Travelodge          JV/50%
Embarcadero--Harbor                      CA        18   Travelodge          JV/50%
Durango Lodge                            CO        39  Independent          JV/50%
Ocala                                    FL        68   Travelodge          JV/50%
Tallahassee                              FL        58   Travelodge          Owned
Gainesville (Gainesville
 Lodge)                                  FL        38  Independent          JV/50%
Lake Park                                GA        78   Travelodge          JV/49%
Atlanta Downtown                         GA        71   Travelodge          JV/50%
Mason City                               IA        47  Thriftlodge          JV/50%
Boise                                    ID        48   Travelodge          JV/50%
Chicago O'Hare                           IL        95   Travelodge        JV/37.5%
Quincy                                   IL        68   Travelodge          JV/75%
Lawrence                                 KS        68   Travelodge        JV/87.5%
Louisville                               KY        96   Travelodge          JV/50%
Alexandria                               LA        70   Travelodge          Owned

                                             # OF      FRANCHISE    OWNED/JOINT
          HOTEL                LOCATION      ROOMS     BRAND        VENTURE ("JV")
-----------------------------  ------------  --------  -----------  -------------
Lafayette Center                      LA           61   Travelodge          JV/50%
Natick                                MA           68   Travelodge          JV/50%
Bedford                               MA           42   Travelodge          JV/50%
Missoula                              MT           60   Travelodge          JV/50%
South Sioux City                      NE           61   Travelodge          JV/50%
Santa Fe                              NM           48   Travelodge          JV/50%
Las Vegas South Strip                 NV          128   Travelodge          Owned
Las Vegas Strip                       NV          100   Travelodge        JV/48.8%
Reno                                  NV           98   Travelodge          Owned
Las Vegas Downtown                    NV           58   Travelodge          JV/50%
Cincinnati                            OH           71   Travelodge        JV/62.5%
Zanesville Thriftlodge                OH           54  Thriftlodge          JV/50%
Ashtabula                             OH           48   Travelodge        JV/37.5%
Portland Thriftlodge                  OR           77  Thriftlodge          JV/50%
Roseburg                              OR           40   Travelodge          JV/25%
Lancaster                             PA           58   Travelodge          JV/50%
Chambersburg                          PA           51   Travelodge          JV/50%
El Paso City Central                  TX          108   Travelodge          JV/50%
San Antonio Alamo                     TX           81   Travelodge        JV/93.3%
Ogden                                 UT           78   Travelodge        JV/37.5%
Salt Lake City Center                 UT           60   Travelodge          JV/50%
Salt Lake City Temple
 Square                               UT           55   Travelodge        JV/37.5%
Seattle Space Needle                  WA           88   Travelodge          JV/50%
University (Seattle)                  WA           74   Travelodge          JV/50%
Seattle City Center                   WA           73   Travelodge          JV/75%
Omak Thriftlodge                      WA           59  Thriftlodge          Owned
Bellevue                              WA           54   Travelodge        JV/37.5%
Yakima                                WA           48   Travelodge          JV/50%
Moses Lake                            WA           40   Travelodge          JV/50%
Walla Walla                           WA           39   Travelodge          JV/50%
Mercer Island                         WA           35   Travelodge        JV/87.5%
Ephrata                               WA           28   Travelodge          JV/50%
Kamloops                     B. Columbia           68   Travelodge          JV/50%
Revelstoke Lodge             B. Columbia           42  Independent          JV/50%
Oshawa/Whitby                    Ontario          120   Travelodge          Owned
North Bay                        Ontario          100   Travelodge          Owned
Regina East                 Saskatchewan          183   Travelodge          Owned
                            ------------       ------  -----------
TOTAL LIMITED-SERVICE         103 HOTELS        5,978
                                               ------
TOTAL COMPANY                 130 HOTELS       11,410
                                               ======
---------------------------------------------------------------------------------

  All but 20 of the Company's hotels are Travelodge properties. Virtually all of the Company's hotel properties operate under the "Travelodge" brand name, although eight operate under the affiliated "Thriftlodge(R)" brand name. The Company's hotels operated under the Travelodge brand name are generally of higher quality and provide a higher level of service than the Company's hotels operated under the Thriftlodge brand name. The Travelodge branded properties generally contain between 50 and 150 rooms and provide laundry services, complimentary newspapers, cable television with a premium movie channel, and in-room coffee service. The price per room for the limited-service Travelodge branded properties generally ranges from $40 to $60 per night. The Thriftlodge branded properties generally contain up to 75 rooms and provide fewer services than the Travelodge branded properties. The price per room for the Thriftlodge branded properties generally ranges from $25 to $45 per night. References herein to "Travelodge" properties include both Travelodge and Thriftlodge unless the context otherwise requires. The hotels currently owned by the Company that are not operated as Travelodges or Thriftlodges are operated under the franchise brands Ramada Plaza or Ramada or as independent hotels.

  The Company's limited-service Travelodge hotels are designed to attract the economy-conscious business and leisure traveler seeking room quality and hotel locations that are generally comparable to those of mid-price hotels, but at lower average room rates. The Travelodge limited-service branded properties generally do not provide full-service management-intensive facilities and services, such as in-house restaurants or cocktail lounges, banquet centers, conference rooms, room service, recreational facilities or other services and facilities that the Company believes its targeted customers do not typically value. By omitting these facilities and services, the Company believes that its limited-service Travelodge properties are able to deliver a product that addresses both its customers' needs and price expectations.


OPERATIONS AND MANAGEMENT


  Chartwell pursues a strategy of centralized control over its operations. Management believes that this strategy reduces operating costs and allows the Company to implement its business strategy more effectively.


  U.S. Operations: The Company or one of its joint venture partners directly manages each of the hotels in the United States and does not utilize outside hotel managers who do not have an ownership interest in the hotel. Currently, each of the Company's hotels has its own on-site management and staff. On-site employees are supervised by regional managers at the Company's limited-service hotels and by a general manager at the Company's full-service hotels. Those regional and general managers, in turn, are supervised by the Company's senior management. The on-site management teams at each of the Company's hotels also receive direct support from the Company's centralized corporate department with accounting and finance, payroll, data processing and management information services, interior design, purchasing, hotel operations, human resources, recruiting and training, legal, advertising, insurance and telecommunications.


  Canadian Operations: In Canada, 21 (including a one-half interest in a joint venture) of the Company's 24 hotels are managed by Royco. Royco's management team consists of a president of operations, a vice president of operations, two regional managers and support staff. See "Business--Growth Strategy--External Growth Opportunities--Canadian Acquisition."


  Hotel Development Staff: The Company's development staff consists of a director of development and three support staff members. The development team, in accordance with the Company's development strategy, is responsible for finding new sites suitable for hotel development, negotiating with franchisors in flagging new properties and finding hotels suitable for acquisition. See "Business--Growth Strategy--External Growth Opportunities--Selected Development of Hotels."


MARKETING AND PROMOTIONS


  The Company does not market its hotel properties on a company-wide level. Instead, it relies on HFS, as the franchisor of the Travelodge chain, and the franchisors of its other brands, to market the franchise brands under which the Company operates its hotels. Through the Travelodge brand franchise association, to which the Company appoints two members of the 12-member board, and the Company's close relationship with HFS, the Company is able to make recommendations to HFS' Travelodge sales and marketing department. For 1997, the Company has been informed by HFS that it has budgeted approximately $5.5 million for marketing the Travelodge brand.


  HFS intends to implement a program in cooperation with the Company to revitalize the Travelodge brand name. Through promotional expenditures that highlight the affordable price, convenient location and consistent quality identified with the Travelodge brand, HFS intends to expand Travelodge's share of the leisure travel market. A core aspect of this strategy is HFS' reintroduction of the Sleepy Bear mascot for the Travelodge brand--at one time, a well-recognized symbol of the Travelodge chain. In 1997, HFS expects to introduce a "Travel Miles" program that will reward guests with "Travel Miles," exchangeable for gifts that include Sleepy Bear merchandise and free overnight guest rooms. The Company has also introduced "Sleepy Bear Rooms" at its Travelodge hotel in Walt Disney World Village. These family-targeted rooms are also available at 19 other Travelodge properties located in the United States and four Travelodge properties located in Canada.


  On a local level, the Company's hotels generally advertise in their individual markets and some of the Company's larger hotels employ marketing staffs to carry on their local advertising and marketing programs. In addition, each on-site general manager typically makes regular calls to local companies and organizations in an effort to promote the good will associated with that particular hotel in the community. The Company's two regional sales and marketing directors also provide sales and marketing consultation to both the regional managers and directly to the on-site general managers. In cooperation with the regional sales and marketing staff, each on-site general manager is encouraged to develop and implement an individualized short and intermediate-term marketing plan. For 1997, the Company has budgeted approximately $3 million for marketing individual hotels generally in their local markets.


GROUND LEASES


  Approximately 69% of the Company's hotels are located on property covered by ground leases with unaffiliated third parties. All of these leases are net leases. Generally, the leases have fixed base rents of between $300 and $1,000 per month. In addition, the Company or the joint venture, as the case may be, is obligated to pay as rent a percentage, typically 7 1/2%, of its gross receipts that are in excess of an annual threshold amount, typically between $48,000 and $150,000. Gross receipts are typically defined as total revenue received by the joint venture, excluding sales from vending machines, newspapers, soda and telephone calls.


  The ground leases have varying expiration dates, but most are scheduled to expire between 1998 and 2015. Upon termination of a ground lease, the hotel located on the leased property will become the property of the lessor. The Company intends to attempt to negotiate renewals of the ground leases or the purchase of the real property from the lessor where it considers it to be advantageous to do so, but there can be no assurance that the Company will be able to do so. See "Risk Factors--Risk of Expiration of Ground Leases."


JOINT VENTURE AGREEMENTS


  Ninety-one of the Company's hotels are operated as joint ventures. The Company's percentage interests in these joint ventures vary, but the Company holds a 50% interest in 60 hotels and holds a joint venture interest greater than 50% in 14 hotels.


  For approximately one-third of these hotel properties, the Company acts as the day-to-day business manager of the property. For the balance of these hotel properties, the day-to-day business decisions of joint ventures are generally made by the Company's partner. Significant business decisions that fall outside the scope of day-to-day decisions are made jointly by the Company and the Company's joint venture partner. See "Business--Operations and Management." In addition to profits and losses under the joint venture, the day-to-day managerial partner typically receives a management fee equal to a percentage of the gross room revenues received from the operation of the hotel.


FRANCHISE AGREEMENTS


  All but nine of the Company's hotels are operated under franchise licenses with HFS and other nationally recognized hotel companies. The Company anticipates that most of the additional hotels in which it invests will be operated under franchise licenses. The Company believes that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems.


  The Travelodge Franchise: The Company's Travelodge properties operate under franchise agreements with an affiliate of HFS as the owner of the Travelodge franchise systems. HFS acquired those franchise systems in connection with the Travelodge Acquisition.


  The franchise agreements covering the Travelodge properties which are wholly-owned by the Company require monthly payment by the Company of a royalty fee of 4% of the property's gross room revenues plus a marketing fee also currently set at 4% of gross room revenues. The marketing fee may be changed from time to time by the franchisor. These franchise agreements have scheduled terms of 20 years but may be terminated by the Company prior to their scheduled expiration upon the payment of liquidated damages by the Company. The Company entered into a license agreement (the "Omnibus License Agreement") with an affiliate of HFS as licensor covering the Company's Travelodge properties that are owned by joint ventures. Under the Omnibus License

Agreement, the Company is required to pay a license fee equal to 4% of gross room revenues multiplied by the Company's percentage interest in each of the hotel properties owned by joint ventures in which the Company acquired an interest, plus an additional amount, generally equal to 4.5% of gross room revenues, for national marketing and reservation services provided by HFS. The Omnibus License Agreement has a term of 20 years but may be terminated by the Company with respect to any particular joint venture prior to the scheduled expiration. Also, if any particular joint venture is terminated, then the franchisor may terminate the Omnibus License Agreement with respect to that particular property. In either case, the Company is required to pay liquidated damages upon the early termination of the Omnibus License Agreement with respect to any individual joint venture. No liquidated damages are due if a joint venture is terminated under the Omnibus License Agreement and becomes a licensee or franchisee of another HFS hotel brand.


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


  The Company's franchise agreements authorize the operation of a hotel under the "Travelodge" or "Thriftlodge" name at the specific location where the hotel is located and require that the hotel be operated in accordance with standards specified by the franchisor. The franchise agreements grant the franchisor a right of first refusal, exercisable for 30 days, if the Company proposes to sell, lease or sublease the franchised hotel and require the franchisor's consent to the transfer of the franchised hotel or of any interest in the subsidiary or joint venture that is a direct party to the franchise agreement. The Company's franchise agreements do not contain any territorial protection and, therefore, do not prohibit the franchisor from franchising competing properties in close proximity to the Company's property.


  Other Franchises: The Company's other franchise agreements also generally specify certain management, operating, recordkeeping, accounting, reporting, and marketing standards and procedures with which the Company must comply. The franchise agreements obligate the Company to comply with each franchisor's standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, and the types of services and products ancillary to guest room services that may be provided by the Company.


  The loss of a license for a hotel would, in most instances, result in the rebranding of the hotel, which might cause a loss of established customer good will and reduced revenues. The Company believes that the loss of a license for any individual hotel would not have a material adverse effect on the Company's financial condition and results of operations. The Company believes it will be able to renew its current licenses or obtain replacements of a comparable quality.


COMPETITION


  The hotel industry is highly competitive. The Company's hotels compete with numerous other hotels, motels and other lodging establishments in their market areas. Chains such as Days Inn and Howard Johnson, both of which are franchised by HFS, Comfort Inns, Fairfield Inns, Hampton Inns, La Quinta, Motel 6 and Red Roof Inns are direct competitors of the Company's limited-service Travelodge brand hotels and Ramada, Holiday Inn and Quality Inns are direct competitors of the Company's full-service hotels. There is no single competitor or group of competitors of the Company's hotels that is dominant in the lodging industry. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, degree of service, name recognition and convenience of locations.


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


  The Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk that the Company can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.


SEASONALITY

  The hotel industry is seasonal in nature. Room occupancy rates at the Company's hotels are affected by normally recurring seasonal patterns and, in most locations in the United States and Canada, are higher in the late spring through early fall months (May through October) than during the balance of the year, with the lowest occupancy rates occurring in the first quarter of the year. As a result, the Company expects to experience seasonal lodging revenue patterns similar to the hotel industry as a whole with the summer months, due to the increase in leisure travel, producing a higher revenue than other periods during the year.


REGULATION

  The lodging industry is subject to numerous federal, state, local and foreign government regulations, including building and zoning requirements. Also, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect the Company. The Company does not expect that the recently enacted increases in the federal minimum wage rate to significantly affect its operations. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although the Company believes that it is substantially in compliance with the ADA, no assurance can be given that a material ADA claim will not be asserted against the Company. These and other initiatives could adversely affect the Company, as well as the lodging industry in general. The Company is also subject to dramshop statutes or equivalent common law in some jurisdictions that give an injured person the right to recover damages from any establishment that wrongfully served alcoholic beverages to an intoxicated person who causes the injury. The Company believes that its insurance coverage with respect to any such liquor liability is adequate. The Company has hotels that are subject to alcohol sales regulations and/or dramshop statutes in Canada and the following states: California, Florida, Georgia, New Jersey, New York, Oregon, Pennsylvania and Texas.


ENVIRONMENTAL CONSIDERATIONS

  The Company's hotels are subject to United States Federal, state and local, and Canadian and Mexican environmental laws and regulations. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances affecting the property. In addition, the owner or operator may be held liable to a government entity or to third parties for damages or costs incurred by such parties in connection with such contamination. Some of the Company's hotels are located on or near properties, such as gasoline stations, on which activities have been conducted which have or may have released petroleum products or other hazardous substances into the soil or groundwater. The Company is aware of soil contamination, which the Company believes was caused by unrelated third parties, at several of its hotel sites in the United States and Canada. The Company has not received any notices of liability in connection with such contamination. Based on its present knowledge, the Company does not believe that environmental matters are likely to have a material adverse effect on the Company's business, assets, financial condition or results of operations. However, due to the absence of complete information, possible future changes in laws and regulations, possible future changes in the condition of the Company's properties and other factors, no assurance can be given that environmental matters will not ultimately have a material adverse impact on the Company's business, assets, financial condition or results of operations.


GAMING OPERATIONS

  The Company continues to hold investments in casinos located in Mississippi and Arizona, and in various gaming-related businesses, but is not engaged in the business of operating casinos. As a result of reserves taken as of December 31, 1996, book value totalled approximately $500,000. These investments represented less than one percent of the Company's total assets on December 31, 1996. The Company does not intend to make any further investments in the gaming industry. During the twelve-month period ended December 31, 1996, the Company derived no revenues from gaming operations.


  The Company is subject to regulation by each state in which it holds investments that conduct activities in the gaming business, and to a certain extent under Federal law. Generally, the Company is required to obtain a gaming license for each location where it will conduct gaming operations, and each of the Company's officers, directors, managers and principal shareholders are subject to strict scrutiny and approval by the gaming commission or other regulatory body of each state or jurisdiction in which the Company may conduct gaming operations. The Company believes that, because it now holds only a limited number of gaming-related assets, gaming regulations do not have a significant effect on its business.


EMPLOYEES

  As of December 31, 1996, the Company employed approximately 1,950 persons, of whom approximately 90% were compensated on an hourly basis. Management considers its employee relations to be good.


INSURANCE

  The Company carries comprehensive liability, fire, extended coverage and business interruption insurance with respect to its hotels, with policy specifications, insured limits and deductibles customarily carried for similar hotels. The Company will carry similar insurance with respect to any other hotels developed or acquired in the future. There are, however, certain types of losses (such as losses arising from wars and losses arising from certain acts of nature) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in the affected hotel, as well as the anticipated future revenues from such hotel, and would continue to be obligated on any mortgage indebtedness or other obligations related to the hotel. Any such loss could adversely affect the business of the Company. Management of the Company believes that its hotels are adequately insured in accordance with industry practices.


RISK FACTORS

Expansion Risks

  The Company's strategy includes increasing the number of its hotels through the acquisition and the redevelopment of existing hotels and development of new hotels. The Company's ability to expand depends on a number of factors, including the selection and availability of suitable locations at acceptable prices, the hiring and training of sufficiently skilled management and personnel and the availability of financing. There can be no assurance that financing, or desirable locations for acquisitions or new development, will be available or, if available, will be on terms acceptable to the Company.


  Acquisition Risks: Expansion by acquisition of hotels entails risks that investments will fail to perform in accordance with expectations and that the anticipated costs of renovation or conversion will prove inaccurate, as well as general investment risks associated with any new real estate investment. In connection with acquired properties, the Company will incur additional costs relating to renovation and, if applicable, rebranding activities and operating expenses, which could adversely affect the Company's financial performance.


  Development Risks: Expansion by development of new hotels is subject to a number of risks, including site acquisition cost and availability, risks of construction delay, inclement weather and labor or material shortages or cost overruns, risks that properties will not achieve anticipated occupancy levels or sustain expected room rate levels and commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations, which in each case could adversely affect the Company's financial performance. Newly opened hotels generally begin with lower occupancy and room rates and improve those rates over time.


  Redevelopment Risks: The redevelopment of hotels involves risks associated with construction and renovation of real property, including the possibility of construction cost overruns and delays due to various factors

(including receipt of regulatory approvals, inclement weather and labor or material shortages) and market or site determination after acquisition or renovation. The operations at the hotels under redevelopment can be substantially curtailed during portions of the redevelopment activity.


  There can be no assurance that the Company's expansion strategy will be implemented successfully. The Company's inability to successfully implement its expansion plans would limit the Company's ability to grow its revenue base or contain its expenditures. Furthermore, there can be no assurance that suitable hotel acquisition candidates or development sites will be located, that hotel acquisitions can be consummated successfully or that acquired or developed hotels can be operated profitably or integrated successfully into the Company's operations.


Lodging Industry Risks

  The lodging industry in general may be adversely affected by such factors as changes in national and regional economic conditions (particularly in geographic areas in which the Company has a high concentration of hotels), changes in local market conditions, oversupply of hotel space or a reduction in local demand for rooms and related services, competition in the hotel industry, changes in interest rates, the availability of financing and other factors relating to the operation of hotels.


  Operating Risks: Operating factors affecting the Company and the lodging industry generally include (i) competition from other hotels, motels and recreational properties, (ii) demographic changes, (iii) the recurring need for renovations, refurbishment and improvements of hotels and increased expenses related to hotel security, (iv) restrictive changes in zoning and similar land use laws and regulations, or in health, safety, disability and environmental laws, rules and regulations, (v) changes in government regulations that influence or determine wages, prices or construction costs, (vi) changes in the characteristics of hotel locations, (vii) the inability to secure property and liability insurance to fully protect against all losses or to obtain such insurance at reasonable costs, (viii) changes in real estate tax rates and other operating costs, (ix) changes or cancellations in local tourist, athletic or cultural events, (x) changes in travel patterns that may be affected by increases in transportation costs or gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways, (xi) increases in operating expenses and litigation as a result of injuries to guests, and (xii) changes in brand identity and reputation. Unexpected or adverse changes in any of the foregoing factors could have a material adverse effect on the Company's business, assets, financial condition or results of operations.


  Cyclicality: The hotel industry is subject to periods of cyclical growth and downturn. In the past, the hotel industry has experienced cyclical downturns resulting from, among other things, overbuilding in the industry and sluggish general economic conditions in the United States. There can be no assurance that downturns or prolonged adverse conditions in the hotel industry, in real estate or capital markets or in national or local economics will not have a material adverse impact on the Company. In addition, the Company's hotels are located throughout the United States and Canada, but the Company has a geographic concentration of hotels in the State of California. As a result, the Company's cash flow may be affected by economic conditions and demand for hotel rooms within the State of California.


  Seasonality: The hotel industry is seasonal in nature. Room occupancy rates at the Company's hotels are affected by normally recurring seasonal patterns and, in most locations in the United States and Canada, are higher in the late spring through early fall months (May through October) than during the balance of the year, with the lowest occupancy rates occurring in the first quarter of the year. As a result, the Company expects to experience seasonal lodging revenue patterns similar to the hotel industry with the summer months, due to the increase in leisure travel, producing a higher revenue than in other periods during the year.


Importance of Franchisor Relationships

  Substantially all of the Company's hotels are operated under the Travelodge brand name pursuant to franchise agreements with affiliates of HFS. The Company expects that substantially all of the hotels that it acquires or develops in the future will be operated under hotel brands franchised by major hotel franchisors. While the Company believes that franchise arrangements offer the Company competitive advantages over nonfranchised lodging properties, the value of a brand name under which the Company's hotels operate and, as a result, the Company's business as a whole, could be adversely affected by a number of factors relating to the franchisor of that brand over which the Company has no control. These risks include the general reputation of the brand and the success of the franchisor's marketing efforts. In addition, pursuant to the terms of an applicable franchise agreement, a franchisor can terminate the agreement if, among other things, its quality standards are not maintained or if payments due are not made in a timely fashion. If any of the franchise agreements were terminated by the franchisor, the Company could explore entering into a franchise agreement with another franchisor. There can be no assurance, however, that a desirable replacement relationship would be available. In addition, under the franchise agreements covering the Company's Travelodge hotels, the franchisor controls the marketing and promotional aspects of the Travelodge brand. The Company's program to revitalize the Travelodge brand name through increased promotional expenditures is dependent upon the cooperation of HFS as franchisor of the Travelodge name.


Risks Associated with International Operations

  The Company has begun to expand its hotel operations in Mexico and Canada. As a result, the Company's operations may be affected adversely as a result of political changes or instability, general economic conditions, the imposition of regulations relating to the ownership of hotel properties or real estate or the franchising of hotel properties, the imposition of taxes, and other charges on international business activities, in Mexico or Canada, and the fluctuations in the value of the U.S. dollar against the Canadian dollar or the Mexican peso, as the case may be, or restrictions on international currency transactions.


Reliance on Current Management

  Although the Company's management team includes individuals with substantial experience in operating, managing, developing and acquiring hotels and real estate properties, the Company relies upon the services and expertise of Richard
L. Fisher, the Company's Chairman and Chief Executive Officer, and Martin L. Edelman, a Director and the Company's President. The occurrence of any event which would cause the Company to lose the services of either of Messrs. Fisher or Edelman could have a material adverse effect on the Company. The Company has purchased $5 million key-man life insurance policies covering each of Messrs. Fisher and Edelman. There is no assurance, however, that the Company will continue to maintain such insurance policies in effect or that any proceeds thereof would be sufficient to compensate the Company for the loss of services of either of Messrs. Fisher or Edelman. In addition to the substantial amounts of time that Messrs. Fisher and Edelman devote to the Company's business activities, both Messrs. Fisher and Edelman engage in other business activities. Neither Mr. Fisher nor Mr. Edelman has an employment agreement with the Company.


Relationship with HFS

  In addition to the Company's relationship with HFS as the franchisor of the Travelodge brand name under which substantially all of the Company's hotels operate, $75 million of the Company's borrowings under its Credit Facility are currently guaranteed by HFS. The amount and availability of the Credit Facility could be adversely affected by adverse changes in the financial condition of HFS.


Risk of Expiration of Ground Leases

  Approximately 69% of the Company's hotels are located on property covered by ground leases with unaffiliated third parties. Although the Company intends to attempt to obtain renewals of the ground leases or the purchase of the real property from the lessor when it considers renewal or purchase to be advantageous, there can be no assurance that the Company will be able to do so. The Company's failure to renew these ground leases or purchase the real property from the lessor could adversely affect the Company's financial performance. In addition, there can be no assurance that, should the Company decide to renew, it will be able to do so.



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


  The Company also leases office space located at 1973 Friendship Drive, El Cajon, California, a suburb of San Diego, pursuant to a lease (the "El Cajon Lease") entered into in November 1991 with an unaffiliated third party, as landlord. Prior to January 1996, the office space served as the headquarters of Forte Hotels and as its reservation center. Under the El Cajon Lease, the Company is obligated to pay approximately $317,000 per year over a term of ten years for the use of the office space. In the seventh year of the term of the El Cajon Lease, the Company has an option to purchase at fair market value its landlord's interest, which is that of a sublessor. The Company subleases approximately half of the office space to HFS, which continues to operate the Travelodge reservation system from that space. Rental costs charged to HFS for the space used by it are allocated based upon the percentage of space occupied and the related overhead expenses associated with that percentage.

  The Company is in the process of evaluating its operations at its three locations, El Cajon, New York and Calgary, with the intention of consolidating operations and improving operating efficiencies. Management estimates exit and severance costs of $1.0 million will be incurred during the first quarter of 1997 in connection with this consolidation.


  See Item 1 under the caption "Business--External Growth Opportunities" and "-- Hotel Properties" for a description of the Company's ownership in various hotel properties and retail space.



ITEM 3.  LEGAL PROCEEDINGS

  The Company is not party to any litigation which it believes will have a material impact on the financial condition of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.01 per share ("Common Stock"), commenced trading on the Nasdaq National Market on November 14, 1994 under the symbol "NAGC." From January 1996 until August 8, 1996, the Common Stock traded under the symbol "NALC" and, since August 8, 1996, has traded under the symbol "CHRT." The following table sets forth for the periods indicated the range of high and low sale prices per share of Common Stock, as reported on the Nasdaq National Market.


1994                                                       High         Low
                                                          -------     -------

    Fourth Quarter (commencing November 14, 1994)..       $19 1/8     $ 9 1/2

       1995

         First Quarter..................................  $14 1/4     $ 8 1/4
         Second Quarter.................................  $11         $ 8
         Third Quarter..................................  $10 1/2     $ 7 1/2
         Fourth Quarter.................................  $12 1/2     $ 8 1/2

       1996

         First Quarter..................................  $14 3/4     $10 1/2
         Second Quarter.................................  $17 1/2     $13
         Third Quarter..................................  $18 1/2     $12 1/2
         Fourth Quarter.................................  $17 3/4     $11 1/2

     On March 25, 1997, the last reported sale price per share of Common Stock on the Nasdaq National Market was $14 3/4. As of March 25, 1997, there were approximately 176 holders of record of Common Stock.


     The Company has never paid any dividends on the Common Stock. The Company expects to retain its earnings for the development and expansion of its business and the repayment of indebtedness and does not anticipate paying dividends on the Common Stock in the foreseeable future. Any future dividend policy will be determined by the Company's Board of Directors, and the payment of any dividend in the future will be based upon conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as such economic and other factors as the Board may deem relevant at the time. In addition, the Company's Credit Facility prohibits the payment of dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Credit Facilities".

ITEM 6.  SELECTED FINANCIAL DATA


     The following is a summary of selected historical financial data for the Company and its subsidiaries since inception. All amounts are in thousands, except per share amounts.



                                                                           PERIOD AUGUST 1,
                              YEAR ENDED     YEAR ENDED     YEAR ENDED      1993 (DATE OF
                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     INCEPTION) TO
                                 1996           1995           1994       DECEMBER 31, 1993
--------------------------------------------------------------------------------------------
OPERATING DATA
Chartwell Leisure Inc. and Subsidiaries
--------------------------------------------------------------------------------------------
Total revenue                 $ 89,028        $     --       $     --       $    --
Total operating expenses       113,290          21,485          5,495           581

Loss before income tax
 expense (benefit) and
 extraordinary item            28,355           17,473          3,104           453

Loss before
extraordinary loss             28,629           18,182          1,831            --

Extraordinary item              1,477               --             --            --

Net loss                       30,106           18,182          1,831           267

Net loss per share
before extraordinary loss        3.84             3.57           .037           .05

Extraordinary loss
per share                         .20               --             --            --

Net loss per share               4.04             3.57           0.37           .05


BALANCE SHEET DATA
--------------------------------------------------------------------------------------------
Cash and cash equivalents    $ 17,590          $51,470        $44,233      $    --

Investments                       880           16,700         20,092         5,360

Loans receivable               12,454           17,647         15,375         6,518

Total assets                  232,038           87,074         98,895        12,238

Long term obligations          94,186               --             --            --

Stockholders' equity          111,218           86,522         96,979       $12,041

     There were no dividends declared during the periods presented above.


     On November 22, 1994, HFS distributed to its stockholders one share of Common Stock for every ten shares of HFS common stock held on November 14, 1994 (the record date for the Distribution). Prior to November 22, 1994, the Company's operations were conducted by HFS and its subsidiaries.

     The following is the operating data for the period February 1, 1995 through January 23, 1996 and the year ended January 31, 1995 for the Travelodge/Thriftlodge business acquired by the Company on January 23, 1996.


OPERATING DATA              PERIOD FEBRUARY 1, 1995      YEAR ENDED
TRAVELODGE/THRIFTLODGE        TO JANUARY 23, 1996     JANUARY 31, 1995
-----------------------------------------------------------------------
Total revenue                      $69,141                $66,458

Total operating expenses            67,737                 64,846

Income before income tax
provision (benefit)                  5,722                  4,625

Income Tax (provision)              (2,288)                (1,850)

Net income                           3,434                  2,775


PRO FORMA FINANCIAL DATA
CHARTWELL LEISURE INC. AND SUBSIDIARIES

     The following table presents the unaudited pro forma consolidated results of operations for the twelve months ended December 31, 1996 and 1995 as if the Travelodge Acquisition and Canadian Acquisition described in Item 1 occurred on January 1, 1995, giving effect to the depreciation and amortization associated with the acquired properties and the sale of 4 million shares of newly issued common stock on August 8, 1996 and financing costs associated with acquisitions.



                                                   Year Ended
                                                  December 31,
                                       ----------------------------
                                          1996               1995
                                       --------            -------
                                     (In Thousands Except per Share Amounts)

Revenue                                  $119,154            $106,225
Loss before extraordinary
  item                                     23,348              14,049
Loss per share before
  extraordinary item                         2.37                1.03

Other Data:
EBITDA before gaming
  expenses and $9.5 million
  charge for termination of
  corporate service agreement (A)        $ 19,504            $ 17,533

(A) EBITDA before gaming expenses represents earnings before extraordinary items, losses on gaming assets and gaming development costs, the $9.5 million charge for termination of corporate service agreement with HFS, interest expense, provision for income taxes (if applicable) and depreciation and amortization (plus depreciation, amortization and interest expense of joint venture interests) and excludes interest income on cash investments. EBITDA is used by the Company for the purpose of analyzing its operating performance, leverage and liquidity. Such data are not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

     The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. See "Business--Growth Strategy--External Growth Opportunities-- Travelodge Acquisition" and "--Canadian Acquisition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Travelodge Acquisition" and "--Canadian Acquisition."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The Company was engaged in the development of prospective casino gaming facilities until the fourth quarter of 1995 when the Company announced a decision by its Board of Directors to curtail future gaming investments and focus on investments and acquisitions in non-gaming industries. In December 1995, the Company's Board of Directors decided that the Company should pursue a new strategic direction with a focus on becoming a hotel owner and operator.

     While the Company's focus throughout 1996 has been on owning and operating hotels, management has continued to evaluate the recoverability of the Company's gaming assets and has recorded writedowns on gaming assets to continue to carry such assets at their estimated net realizable value. As a result of writedowns of $16.4 million for the twelve months ended December 31, 1996, the carrying value of the Company's remaining gaming assets equals $7.1 million. These assets consist of loans to a casino of $6.6 million which are performing in accordance with their contractual terms and other investments (which are not producing significant earnings) totaling $500,000 at December 31, 1996. Management continues to evaluate the recoverability of these investments and will record future writedowns to the extent necessary. The winding down of the gaming assets has had a significant negative effect on the Company's operations in 1996. As a result of the $16.4 million of writedowns on gaming assets and the $9.5 million charge for termination of the Corporate Services Agreement (as defined herein), the Company reported an operating loss of $24.3 million for the twelve months ended December 31, 1996. Without the above charges, the Company would have reported operating income of $1.6 million for the same period. Based on the relatively small remaining investment in gaming assets, management believes that future operations will not be impacted materially by the Company's disposal of its remaining gaming investments.

     The Company believes that comparisons of its results during the period ended December 31, 1996 to prior periods should take into account the changes in the Company's primary business.

RESULTS OF OPERATION

     PRO FORMA TWELVE-MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     The pro forma financial data (see Item 6) includes the operations of the assets acquired in the Travelodge Acquisition and the Canadian Acquisition for the twelve months ended December 31, 1996 and 1995 as if those acquisitions had occurred on January 1, 1995, giving effect to depreciation and amortization associated with the acquired properties and financing costs associated with the Acquisitions. The pro forma financial data also includes revenues and expenses associated with the Company's gaming business which include writedowns on gaming assets of $16.4 million for the twelve month period ended December 31, 1996 and gaming development costs of $15.5 million for the twelve month period ending December 31, 1995. Included in the pro forma financial data for the twelve months ended December 31, 1996 is approximately $1.2 million of professional fees relating to CPLP's non-recurring workout of bank debt that occurred prior to the Canadian Acquisition as well as $1.5 million relating to the 1996 fee paid to HFS pursuant to the Corporate Services Agreement and $9.5 million for the termination of the Corporate Services Agreement.

     Set forth below is a summary of the Company's full and limited-service properties and rooms as of March 10, 1997:

--------------------------------------------------------------------
            FULL SERVICE      LIMITED-SERVICE         TOTAL
          PROPERTIES  ROOMS  PROPERTIES  ROOMS  PROPERTIES  ROOMS
--------------------------------------------------------------------
U.S.          8       2,141       98     5,465      106      7,606
Canada       19       3,291        5       513       24      3,804
             --       -----      ---     -----      ---     ------
Total        27       5,432      103     5,978      130     11,410
------------------------------------------------------------------

     The Company's 27 full-service hotels contributed approximately 63% of the Company's gross room revenues (including the Company's share of gross room revenues of unconsolidated joint ventures) during the twelve month period ending December 31, 1996, on a pro forma basis. The Company's full-service hotels continue to be a significant revenue generator and are a primary focus for the Company's capital improvement program.


     The Company has ownership interests in 89 joint venture limited-service hotels representing 4,715 rooms, with 2,395 rooms representing the Company's allocable ownership percentage in those hotels. The Company also has a 78% interest in a joint venture owning the full-service 250-room San Francisco Wharf Travelodge hotel and a 50% interest in a joint venture owning a 222-room Canadian Travelodge hotel. The Company's ownership interests in joint ventures range from 10% to 93.3% and average approximately 52%. These are interests in general partnerships established to conduct the operations of individual limited-service hotels. The joint venture limited-service hotels are located principally in the western region of the United States.


     Set forth below is a summary of the Company's ownership interests in its hotels as of March 15, 1997:

---------------------------------------------------------
OWNERSHIP INTEREST                      PROPERTIES  ROOMS
--------------------------------------------------  ------
----------------------------------------------------------
Wholly Owned                               39       6,223
Joint Venture (greater than) 50%           14       1,031
Joint Venture = 50%                        60       3,282
Joint Venture (less than) 50%              17         874
                                          ---      ------
Total                                     130      11,410
----------------------------------------------------------

     Since December 31, 1996, the Company has sold ownership interests in four joint venture limited-service hotels. The transactions represent 171 rooms with the Company's share totaling 78 rooms.


     In connection with the Travelodge Acquisition, the Company also acquired a retail arcade that adjoins its 250-room Travelodge hotel located at Fisherman's Wharf, San Francisco and a 255-car parking garage. The hotel and retail complex, which occupies an entire city block, overlooks the San Francisco Bay. The retail arcade consists of approximately 20,000 square feet of ground floor frontage located on San Francisco's Jefferson Street. Currently, the arcade is fully leased to 14 shops and restaurants. The Company occupies the premises under a 74-year master land lease expiring in February 2035 with an annual rent fixed until termination of $80,000. In the twelve-month period ended December 31, 1996, the arcade generated approximately $2.0 million in net operating income.

     For all hotels, total pro forma hotel revenues increased by $13.0 million, or 12.2%, from $106.2 million in 1995 to $119.2 million in 1996. For all hotels representing the Company's ownership interest, pro forma occupancy increased 3.9% to 66.0% and the pro forma average daily rate increased 5.0% to $51.8 for the twelve months ended December 31, 1996 compared to the same period in 1995. Since acquiring the Acquired Forte Properties on January 23, 1996, the Company has begun its rebranding of certain properties, which has had a positive impact on both occupancy and rates. Two properties that have been rebranded are the hotel at the JFK airport in New York which became a Ramada Plaza Hotel and the Portland, Oregon Travelodge which also became a Ramada Plaza Hotel. As a result of the increases in occupancy and rates, pro forma REVPAR increased to

$34.20, or 9.0%, over the comparable twelve month period in 1995. Pro forma EBITDA increased $2.0 million, or 11.2%, over the comparable twelve month period in 1995.

     HISTORICAL TWELVE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Since the Travelodge Acquisition, the Company's operations have been focused on the lodging business. Therefore, the results of operations for 1996 are not comparable to the prior years' periods when the Company was engaged in the development of prospective gaming facilities. Therefore, substantially all the categories of revenue and expense (other than gaming development costs and provisions for gaming losses) are related to the ownership and management of hotel and motel properties in 1996 with no comparative amounts for 1995. Accordingly, the Company's operating results for 1996 from operations other than lodging activities and 1995 (when the Company did not engage in lodging activities) consist of modest investment revenue. In addition, during 1996, the Company's interest expense was $6.5 million on acquisition debt while the Company had no interest bearing debt in 1995. Gaming development expense for the twelve months ended December 31, 1995 consisted primarily of writedowns of gaming assets and related expenses associated with terminated transactions. During 1996, in connection with the Company's ongoing periodic evaluation of its gaming assets, the Company wrote down $16.4 million on its gaming assets to account for estimated impairment on the value of these investments. These losses were based on the Company's evaluation of the ability to generate cash flow, which have been negatively impacted by the environment for alternative gaming venues and the inability to obtain gaming licenses in certain cases.

     ACQUIRED FORTE PROPERTIES 1995 VERSUS 1994

     Until January 1996 when the Company acquired the Acquired Forte Properties in the Travelodge Acquisition, the Company was engaged solely in the gaming business. Prior to the Travelodge Acquisition, the Acquired Forte Properties were owned by Forte Hotels. See "Business--Growth Strategy--External Growth Opportunities--Travelodge Acquisition." Revenue from the Acquired Forte Properties, while these hotels were assets of Forte Hotels, increased for the period February 1, 1995 to January 23, 1996 compared to the year ended January 31, 1995 by 4% due to an increase in overall occupancy and average daily rate. The occupancy rate of the Acquired Forte Properties increased by 3% to 66% for the period ended January 23, 1996 compared to the period ended January 31, 1995 while the average daily rate also increased by 3% during the same period. Revenue per available room of the Acquired Forte Properties increased by 5% for the period February 1, 1995 to January 23, 1996 as compared to the year ended January 31, 1995.

     Earnings before taxes increased by approximately $1.0 million, or approximately 27%. This increase was primarily due to the increase in equity in earnings of the joint ventures, and the overall decrease in interest expense. The Travelodge results represent the financial results of the business acquired in the Travelodge Acquisition.

     HISTORICAL TWELVE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

     The Company's operations from August 1, 1993 (date of inception) through November 1995 consisted of the pursuit of gaming development opportunities. Accordingly, the Company's operating results for 1995 and 1994 consist of modest investment revenue. In 1995, the Company's other income of $4.0 million consisted entirely of interest income compared to $2.4 million of other income in 1994, which consisted of $1.4 million of interest income and a $1.0 million gain on the sale of Capital Gaming International, Inc. common stock.

     Development expenses for the year ended December 31, 1995, totaling $15.5 million, primarily consist of expenses associated with terminated investments and transactions, compared to $2.4 million of development expenses associated with the pursuit of equity and development investments in unsuccessful gaming opportunities in 1994. In 1995, due to the failure of the Pennsylvania legislature to adopt legislation contemplating a referendum on authorization of gaming in the state, the Company agreed in principle with its partners to dissolve its joint ventures to develop casino gaming facilities in Pittsburgh and Erie, Pennsylvania. As a result, the Company recorded $6.7 million of losses in 1995, primarily in the third quarter, representing a write-off of its Pittsburgh and Erie joint venture interests. In 1995, the Company also recognized approximately $2.4 million of write-downs of its investment in Boomtown, Inc.'s ("Boomtown") Biloxi, Mississippi casino to the investment's estimated net realizable value. In the second quarter of 1995, the Company recognized a $1.9 million expense for professional and loan commitment fees associated with the termination of its proposed acquisition of all of the outstanding common stock of Par-A-Dice Gaming Corporation ("Par-A-Dice") following the Illinois Gaming Board's determination not to approve the Company's acquisition of Par-A-Dice. The Company also recorded a $1.0 million loss for the permanent impairment of its investment in Century Casinos, Inc. ("Century") common stock and investment in a proposed joint venture with Century following the unfavorable decision of the State of Indiana in June 1995 towards Century's proposed casino in Switzerland County, Indiana. The Company recognized approximately $1.4 million of professional fee expenses, primarily in the first quarter of 1995, incurred in connection with the Company's proposed merger with Boomtown which was terminated in April 1995.

     Included in general and administrative expenses-related party ("Related Party G&A") in 1995 are approximately $3.2 million of fees paid to HFS in consideration for providing both corporate services and up to $75 million of available credit and/or guarantees on behalf of the Company. Related Party G&A totaling $339,000 in 1994 consisted of similar charges for only a 1 1/2 month period following the Distribution. Other general and administrative expenses (G&A) for 1995 of $2.8 million approximated 1994 expenses. The Company also expensed the net deferred tax assets previously recorded at December 31, 1994 which were expected to be realized from income generated from Par-A-Dice operations, following the Illinois Gaming Board's determination not to approve the Company's acquisition of Par-A-Dice.

LIQUIDITY AND CAPITAL RESOURCES

     TRAVELODGE ACQUISITION

     On January 23, 1996 the Company acquired the outstanding common stock of Forte Hotels for approximately $99 million. In a related transaction prior to consummation of the Travelodge Acquisition, HFS and MOA acquired from Forte Hotels the Travelodge franchise system and 19 hotel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of Forte Hotels acquired by the Company consisted of fee and leasehold interests in 115 hotel properties, including sole ownership of 18 wholly-owned hotels and joint venture interests in 97 additional hotel properties. Seven of the Acquired Forte Properties were subsequently disposed of. The Company financed approximately $60 million of the purchase price and related expenses of the Travelodge Acquisition with proceeds from the Company's former credit facility with Chemical Bank and Bankers Trust Company and paid the balance of $38.4 million with existing cash.

     CANADIAN ACQUISITION

     On October 1, 1996, the Company purchased the Acquired CPLP Properties and a profits participation interest in certain hotel management contracts by paying approximately $70 million, including approximately $6.0 million for the profits participation interest, to purchase substantially all of CPLP's existing bank debt of $63.9 million and to pay certain specified closing costs (including real estate and transfer taxes of $1.8 million) and by assuming the liability for identified trade payables and property specific bank debt, aggregating approximately another $7.4 million.

     In connection with the Canadian Acquisition, the Company became obligated to make certain payments to CPLP in future years pursuant to a future payments agreement (the "Future Payments Agreement"). Generally, the Company is obligated to pay to CPLP a percentage of net cash flow ("Remaining Cash Flow") generated by the hotels acquired from CPLP (the "CPLP Hotels") remaining after all expenses have been paid and the Company has received a cumulative, compounded, 13% per annum preferred return on its investment in the CPLP Hotels (the "Preferred Return"). The Company is required to pay CPLP (i) 100% of Remaining Cash Flow up to C$600,000, (ii) 16% of the next C$1.8 million of Remaining Cash Flow after C$600,000 and (iii) 25% of Remaining Cash Flow in excess of C$2.4 million. The Company is also required to pay an amount equal to 25% of the net capital proceeds realized by the Company from any sales and refinancings of any CPLP Hotel, after payment to the Company of its investment in the CPLP Hotels, the Preferred Return and transaction costs. The Company is able to terminate its obligation to make these payments to CPLP at any time after December 31, 2000 but no later than October 1, 2008, upon making a termination payment of no less than C$800,000, calculated in accordance with the terms of the Future Payments Agreement. The Company had made no payments as of December 31, 1996 in accordance with the agreement.

     Also in connection with the Canadian Acquisition, the Company entered into a development agreement (the "Development Agreement") with NRG Management Services Ltd. ("NRG"), an affiliate of Royco Hotels and Resorts, Ltd. ("Royco") which manages the Company's Canadian hotels and any future hotels acquired by the Company in Canada, pursuant to which NRG has agreed to identify new hotel properties for acquisition and development in Canada on behalf of the Company. The Development Agreement provides that the Company will pay to NRG approximately $588,000 through October 1997, and approximately $370,000 during each of the years ended October 1998 and October 1999. The Development Agreement is terminable at will by either party after

October 1, 1997. The Company made payments totaling $310,000 as of December 31, 1996 pursuant to the Development Agreement.

     Also in connection with the Canadian Acquisition, the Company entered into a management services and franchise development agreement (the "MSFDA") with Royco. Under the MSFDA, Royco is responsible for assisting the Company in developing new Travelodge and Thriftlodge lodging facilities in Canada under the Canadian Master License. As compensation for its services under the MSFDA, Royco receives 50% of the profits generated from these management and franchise development operations. The MSFDA also provides for the payment to Royco of additional fees under certain circumstances, including, upon the satisfaction of fixed performance goals and the termination of the agreement. The term of the MSFDA commenced on September 30, 1996 and expires on December 31, 2006. The Company has the option to renew the MSFDA for three additional terms of ten years each. Upon the expiration of the MSFDA, or in the event the agreement is terminated, Royco has the option to acquire the Company's interest under the Canadian Master License. Under its terms, the Canadian Master License is assignable by the Company to Royco. Under the termination or expiration of the MSFDA, Royco shall have the option to purchase the Canadian Master License from the Company.

     CHARTWELL DE MEXICO

     Through Chartwell de Mexico, the Company intends to develop up to 30 Travelodge and other facilities throughout Mexico. Chartwell de Mexico is to be funded with up to $20 million in capital contributions, of which half are to be contributed by the Company. On September 18, 1996, the joint venture entered into a 30-year exclusive master franchise agreement with HFS, pursuant to which the joint venture is entitled to franchise others to develop and operate, lodging facilities in Mexico under the Travelodge and Thriftlodge brand names. Chartwell de Mexico is obligated under the Mexican Master License to develop in various stages up to 1140 hotel suites or resort lodging guest rooms by December 31, 2006. Under certain circumstances, including where the Company does not satisfy its development obligations in accordance with a prescribed schedule, the Mexican Master License may be terminated by HFS.

     HILTON ALLIANCE

     On January 20, 1997, the Company formed an alliance with Hilton pursuant to which the Company will own, develop, manage and operate at least 20 Hilton Garden Inn hotels in target markets nationwide under a franchise license. The initial term of the agreement is three years and represents a total investment of nearly $200 million by the Company, of which approximately $40 million is required to be funded by the Company as equity. Hilton is in negotiations to arrange for construction financing and permanent mortgage financing for the Hilton Garden Inn development program through NationsBank and Nomura. There can be no assurance that such financing can be obtained. Of the total construction costs, NationsBank is expected to provide up to 80% of the financing with Hilton expected to guarantee up to 25% of the NationsBank loan. The Company is required to fund the remaining 20% of the capital as equity. The financing terms are expected to provide that upon obtaining a certificate of occupancy for each Hilton Garden Inn, the construction loan allocated for such hotel is expected to convert to a 15-year permanent mortgage through an arrangement with Nomura. The Company expects to begin construction shortly of its first two Hilton Garden Inns in Santa Fe and Albuquerque, New Mexico.

     HFS TRANSACTIONS

     On November 25, 1996, the Company and HFS agreed to terminate their advisory contract (the "Corporate Services Agreement") under which the Company was obligated to pay to HFS an annual fee of $1.5 million until 2019 in exchange for various advisory services by HFS. The termination of that agreement became effective on December 31, 1996. In connection with the termination, the Company agreed to pay to HFS a total of $9.5 million, consisting of a $2.5 million cash payment that was paid in December 1996 and a $7 million promissory note payable over seven years commencing on July 1, 1999. The promissory note will bear interest at 6% per year payable in semi-annual installments commencing on July 1, 1997. The Company recorded a $9.5 million expense in the fourth quarter of 1996 as a result of the termination of the Corporate Services Agreement.

     On December 16, 1996, the Company received from HFS a development advance in the principal amount of $2.8 million to finance a portion of the costs incurred by the Company in connection with the acquisition or development of future hotel properties. The Company will have the right, but not the obligation, from time to time as it acquires or develops new properties, to cause such properties to be operated under an HFS brand, pursuant to a franchise agreement entered into between the Company and HFS. The Company will receive a credit against repayment of the advance, and the outstanding balance of the advance shall be reduced, on a dollar for dollar basis for each dollar of qualifying franchise fees paid to HFS. The outstanding balance of the advance will become due and payable on December 31, 2000.

     CAPITAL IMPROVEMENT PROGRAM

     The Company has launched a major capital improvement program to increase room and occupancy rates by improving the quality of its properties. As part of this program, the Company expects to upgrade the interior and exterior of all U.S. and Canadian properties that do not meet corporate standards. During 1997, the Company intends to invest approximately $20 million in capital improvements, in addition to amounts budgeted for regular capital maintenance. Once this capital initiative is completed, the Company intends to maintain a regular program of capital improvements, including the renovation and refurbishment of certain of its existing hotels. The program is expected to enhance the competitiveness of its Travelodge hotels and increase profitability. The Company intends to finance this capital expenditure program with borrowings under the Credit Facility, proceeds from the Rights Offering, the Brahman Private Placement and the Baron Private Placement and excess cash on hand.

     CONSOLIDATION OF OPERATIONS

     The Company is in the process of evaluating its operations at its three locations, El Cajon, New York and Calgary, with the intention of consolidating operations and improving operating efficiencies. Management estimates exit and severance costs of $1.0 million will be incurred during the first quarter of 1997 in connection with this consolidation.

     HOTEL BRAND REPOSITIONING

     As part of the Company's repositioning of its existing hotels, it is reviewing the potential to increase revenues at selected hotels by rebranding them to more appropriate franchise affiliations. Pursuant to the terms of the franchise agreements with affiliates of HFS, the Company is obligated to pay franchise termination fees to affiliates of HFS where it terminates a hotel from the Travelodge system unless it enters into a franchise agreement with another HFS hotel franchise affiliate. Any such termination fees will be recorded as an operating expense during the period in which the hotel is terminated from the Travelodge system. As a result of the conversion of the Travelodge hotel in San Diego, California to a Hilton hotel, the Company is obligated to pay to HFS $750,000 in franchise termination fees over a five-year period. During the fourth quarter of 1996, the Company recorded the $750,000 operating expense associated with such termination.

     GAMING BUSINESS

     In connection with the joint venture to develop a gaming facility in Pittsburgh, the Company loaned the Urban Redevelopment Authority of Pittsburgh, Pennsylvania ("URA") approximately $9.5 million in September 1994. In September 1995, the URA exercised its option to extend the maturity of the loan by one year to September 30, 1996. The URA made a $3.8 million payment of principal and interest in January, 1996 and a $2.2 million payment of principal and interest in June, 1996. On September 30, 1996, the principal and accrued interest were paid in full.

     In 1994, the Company loaned Rainbow Casino Corporation ("Rainbow") $10 million to finance the licensing, construction and start-up costs associated with the Rainbow Casino, a dockside casino located in Vicksburg, Mississippi, which commenced operations on July 12, 1994. In March 1995, the Company agreed to loan up to an additional $2.0 million to the partnership that owns the Rainbow Casino in Vicksburg, Mississippi. The Company advanced $1.2 million to Rainbow in 1995. The proceeds of such loan, together with additional capital to be contributed by the general partner of such partnership, are being used to finance certain improvements to the casino project, the completion of related facilities and to provide additional working capital. The loan is unsecured, bears interest at 10% per annum and will be repaid in equal monthly installments of principal and interest over its seven year term. In 1994, the Company entered into an agreement with Chartwell Leisure Associates L.P., an affiliate of CL Associates, to induce Chartwell Leisure Associates L.P. to build a family entertainment center, which opened in May 1995. In connection with the agreement, the Company agreed to pay Chartwell Leisure

Associates L.P., upon opening of the entertainment center, a percentage of principal and interest payments collected on the $10 million loan to Rainbow, ranging from 14% to 27% of such payouts adjusted annually in accordance with a schedule to the agreement. The Company commenced payments to Chartwell Leisure Associates L.P. in July 1995 and made approximately $0.2 million of payments in 1995 and $ 0.3 million in 1996. HFS also shares marketing fees from the Rainbow Casino with Chartwell Leisure Associates L.P. based on the same scheduled percentages. Chartwell Leisure Associates L.P. has agreed to share 50% of the net cash flow payable to Chartwell Leisure Associates L.P. with respect to the family entertainment center with HFS and HFS has agreed to share such amounts pro rata with the Company based on relative amounts paid by HFS and the Company, respectively, to Chartwell Leisure Associates L.P. each year.

     CREDIT FACILITIES

     Revolving Credit Facility

     The Company is a party to a Credit Facility among the Company, Chartwell Canada Corp., which is a subsidiary of the Company ("Chartwell Canada"), The Bank of Nova Scotia, as Syndication Agent, The Chase Manhattan Bank, as Administrative Agent, and the Banks from time to time parties thereto (the "Credit Facility"). The Credit Facility provides that the Company may borrow up to $150 million under a revolving credit commitment (the "Commitment"), which may be utilized for the incurrence of revolving credit loans or the issuance of undrawn letters of credit. The Company is contemplating terminating the Credit Facility and replacing it with a new secured facility of approximately $60.0 million. See "--Notes Offering." An amount of up to C$95 million of the Commitment is available to be borrowed by Chartwell Canada or Bear Financial Corp. ("Bear"), which is also a subsidiary of the Company, as a subfacility under the Credit Facility (the "Canadian Subfacility"). As of December 31, 1996, $91.7 million was drawn on the Credit Facility, including $15 million representing issuance of undrawn letters of credit. The Company is jointly and severally liable for all borrowings by Chartwell Canada or Bear under the Canadian Subfacility. Pursuant to this agreement, HFS has guaranteed $75 million of the Company's borrowings under the Credit Facility, for which the Company pays HFS an annual fee of $1.5 million. As of December 31, 1996 approximately U.S.$11 million aggregate principal amount of revolving loans and C$90 million (approximately U.S. $66 million) aggregate principal amount of revolving loans were outstanding under the Credit Facility. In addition, as of December 31, 1996, the Company had issued $15 million of undrawn letters of credit under the Credit Facility. During March 1997, $11 million of loans were repaid. All outstanding obligations under the Credit Facility mature in August 2002.

     Borrowings under the Credit Facility are available to the Company to finance the acquisition of hotel properties and to finance the Company's working capital and general corporate requirements. Borrowings under the Canadian Subfacility were used to finance the acquisition of hotels from CPLP and to pay the fees and expenses related to the Canadian Acquisition.

     Revolving loans denominated in US dollars under the Credit Facility are available as base rate loans or Eurodollar loans. Revolving loans denominated in Canadian dollars under the Credit Facility are available as Eurodollar loans. Interest on the outstanding principal amount of each base rate loan is payable at an annual rate equal to the highest of (A) .5% in excess of the Federal Reserve reported certificate of deposit rate, (B) .5% in excess of the federal funds rate or (C) the prime lending rate of The Chase Manhattan Bank. Interest on the outstanding principal amount of each Eurodollar loan is payable at an annual rate equal to the sum of the applicable margin (which is within a range of .40% to .875% based on the principal amount of revolving loans and letters of credit outstanding) plus the Eurodollar rate. All borrowings as of December 31, 1996 were Eurodollar loans. The Company is obligated to pay a commitment fee on the unutilized portion of the facility at an annual rate of .2% to .375% depending on the principal amount of revolving loans and letters of credit outstanding. The Company is also obligated to pay a fee in respect of each outstanding letter of credit equal to the applicable margin on the stated amount of the letter of credit, plus an additional fee equal to the higher of (A) $500 and (B) a rate per annum agreed to in writing by the Company and the issuing bank of the letter of credit.

     The aggregate revolving credit commitment will reduce by $7.5 million in 1998, $17.5 million in 1999, $20 million in 2000 and 2001, and $85 million in 2002. To the extent outstanding borrowings exceed the resulting commitment amount, principal will be required to be repaid. The revolving credit commitment amount also will be reduced and, to the extent outstanding borrowings exceed the resulting commitment amount, principal will be repaid upon the occurrence of certain events.

     The Credit Facility contains covenants restricting, with certain exceptions, the Company and its subsidiaries and joint ventures from: (i) creating, incurring or assuming any liens; (ii) merging or consolidating or disposing of its assets, or acquiring assets from any other person; (iii) changing the nature of their respective businesses; (iv) incurring indebtedness other than existing indebtedness, subordinated indebtedness not to exceed $50 million to finance permitted acquisitions and other permitted indebtedness specified in the Credit Facility; (v) modifying the agreements relating to the Company's indebtedness and preferred stock or its corporate charter documents. The facility prohibits the payment of dividends.

     In addition, the Credit Facility requires that the Company, in certain cases on a stand alone basis and in other cases on a consolidated basis with its subsidiaries and joint ventures, satisfy certain financial ratio coverage tests, including maintenance of net worth, minimum interest coverage, and maximum leverage coverages. The Credit Facility contains a restrictive covenant based on the ratio of pro-forma earnings to debt as defined in the credit facility document.

     Bank of America Loan Agreement

     The Company has a loan agreement with Bank of America National Trust and Savings Association ("B of A"). That loan agreement (the "B of A Loan Agreement") permits the Company and certain of the joint ventures through which it owns hotels to make revolving credit borrowings in an aggregate amount of up to $10 million and provides for an uncommitted credit facility, which is available at the sole discretion of B of A, in an aggregate amount of up to $5 million. The B of A Loan Agreement is scheduled to expire on March 31, 1997, at which time the Company's outstanding obligations under the agreement will become due. The Company is in negotiations to extend the B of A Loan Agreement until April 30, 1997. Although the Company expects to be able to extend the B of A Agreement, there can be no assurance that it will be successful in doing so. Revolving credit borrowings under the B of A Loan Agreement may be made, at the option of the Company, as short term borrowings, which have a maximum maturity of six months, or medium term borrowings, which have a maximum maturity of five years. Short term borrowings bear interest, at the option of the Company, at the B of A prime rate, 1/2 of 1% in excess of the B of A offshore rate or 3/4 of 1% in excess of the B of A CD rate. Medium term borrowings bear interest at the B of A prime rate. The borrowings under the B of A Loan Agreement are secured by a $15 million standby letter of credit issued under the Credit Facility. The Company is obligated to pay a commitment fee at an annual rate of .1875% on the unutilized portion of the B of A Loan Agreement. Borrowings under the B of A Loan Agreement were approximately $7.1 million at December 31, 1996, of which approximately $3.6 million is allocable to the Company.

     New Credit Facility

     In connection with the Notes Offering, it is expected that the Credit Facility will be terminated and replaced with a new secured facility (the "New Credit Facility") with The Chase Manhattan Bank and The Bank of Nova Scotia of approximately $60.0 million. At the same time, it is expected that the HFS guarantee and the related $1.5 million annual fee will be eliminated. Some of the expected terms of the New Credit Facility are described below. However, the terms of the New Credit Facility are currently being negotiated and there is no assurance that the Company will enter into the New Credit Facility or that a definitive agreement, if entered into, will contain the terms described below.

     The New Credit Facility is expected to provide the Company with an aggregate revolving credit commitment of up to $60 million, which the Company will be entitled to utilize for the incurrence of revolving credit loans or the issuance of letters of credit.

     Proceeds of borrowings under the New Credit Facility are expected to be available to the Company (i) to refinance the Company's indebtedness under the Credit Facility, (ii) to finance the acquisition of hotel properties and (iii) to finance the Company's working capital and general corporate requirements.

     The New Credit Facility is expected to contain covenants restricting the Company and its subsidiaries and joint ventures from, among other things: (i) creating, incurring or assuming liens; (ii) merging or consolidating or disposing of assets, or acquiring assets from other persons; (iii) changing the nature of their respective businesses; (iv) incurring indebtedness; (v) paying dividends or making restricted payments; and (vi) modifying the agreements relating to the Company's indebtedness and preferred stock or its corporate charter documents. The New Credit Facility is expected to prohibit the Company from paying dividends on its Common Stock.

     In addition, the New Credit Facility is expected to require that the Company satisfy, in certain cases on a stand alone basis and in other cases on a consolidated basis with its subsidiaries and joint ventures, certain financial ratio coverage tests, including maintenance of net worth, minimum interest coverage, and minimum fixed charge and maximum leverage coverages.

     EQUITY OFFERINGS

     On August 8, 1996, the Company sold 4 million shares of the Company's Common Stock to CL Associates and FSNL for $57.0 million. In connection with the CL Associates/FSNL Investment, the Company incurred professional fees of approximately $2.2 million which were charged directly against paid-in capital.

     During the first quarter of 1997, the Company raised approximately $54.0 million of equity through the Rights Offering, the Brahman Private Placement and the Baron Private Placement.

     Pursuant to the Rights Offering, which closed on March 13, 1997, after deducting expenses of approximately $1.2 million, the Company raised approximately $30.0 million through the sale of 2,228,977 shares of Common Stock to the Company's February 13, 1997 record holders and to the Participating Option Holders. CL Associates and FSNL, the Company's two principal stockholders, invested approximately $15.8 million in the Company through the exercise of Rights they received. After giving effect to the Rights Offering, CL Associates and FSNL together own approximately 45.1% of the Company's outstanding shares of Common Stock.

     Pursuant to the Brahman Private Placement and the Baron Private Placement, which closed on January 31, 1997 and March 6, 1997, respectively, the Company raised an aggregate of approximately $23.0 million through the sale of an aggregate of 1,658,929 shares of Common Stock at $14.00 per share. Brahman, which manages investment funds including one affiliated with George Soros, purchased 1,000,000 shares of Common Stock. Baron, which is one of a family of funds managed by Ronald Baron, purchased 658,929 shares of Common Stock. As a result of their two purchases and after giving effect to the Rights Offering, Brahman and Baron own approximately 9.7% and 4.9%, respectively, of the Company's outstanding shares of Common Stock.

     The Company intends to use the proceeds of the Rights Offering, the Brahman Private Placement and the Baron Private Placement to fund the construction of Hilton Garden Inns under the Company's recently announced alliance with Hilton, to fund the Company's Mexican joint venture, to redevelop the Company's existing hotels and for general corporate purposes. In addition, as the Company from time to time evaluates potential acquisition opportunities, the Company may also use a portion of the net proceeds to acquire additional hotels.

     NOTES OFFERING

     The Company is in the process of pursuing a $100 million offering of senior notes due 2007. In connection with the Notes Offering, it is expected that the Credit Facility will be terminated and replaced with the New Credit Facility and that HFS' $75 million guarantee of the Credit Facility and the related $1.5 million annual fee will be eliminated. There can be no assurance that the Company will be able to successfully complete the Notes Offering or enter into the New Credit Facility and consummate the related refinancing of the Credit Facility. The Company intends to use the net proceeds from the Notes Offering to repay existing indebtedness under the Credit Facility and for working capital and general corporate purposes, including to fund current and future development projects. An extraordinary charge of $1.6 million will be incurred as a result of the early extinguishment of debt and the writeoff of the deferred financing costs associated with the Credit Facility if the offering of the Notes is completed.

     The Notes will be unsecured, senior obligations of the Company ranking pari passu in right of payment with all other existing and future unsecured, senior indebtedness of the Company and senior in right of payment to all other existing and future subordinated indebtedness of the Company. The Notes will bear interest at a fixed rate and no amortization or sinking fund payments will be required with respect to the Notes. The Company has entered into treasury rate locks of approximately 6.630% totaling $80.0 million to partially hedge the interest rate of the proposed bond offering. The settlement date of the hedges is May 15, 1997. In connection with the Notes Offering, it is expected that the Company's existing $150.0 million credit facility will be terminated and replaced with a new secured facility of approximately $60.0 million and the HFS guarantee and related $1.5 million annual fee will be eliminated. See "--New Credit Facility."

     CASH FLOWS

     Cash provided by (used in) operating activities was $3.4 million for the twelve months ended December 31, 1996 compared to $(6.5) million for the twelve months ended December 31, 1995. The change relates primarily to the change in focus to the lodging industry which produced operating cash flow.

     Cash (used in) provided by investing activities was $(167.4) million for the twelve months ended December 31, 1996 compared to $5.5 million for the twelve months ended December 31, 1995. This change related primarily to the Acquisitions as well as additions to plant and equipment and related costs offset by the receipt of principal payments on loans.

     Cash provided by financing activities was $130.1 million for the twelve months ended December 31, 1996 compared to $8.3 million for the twelve months ended December 31, 1995. This change resulted from net borrowing proceeds and proceeds from the sale of stock to CL Associates and FSNL.

     WORKING CAPITAL

     The Company had $7.5 million of available working capital including $17.6 million of cash at December 31, 1996. The Company believes that its cash and existing financing arrangements will be adequate to fund cash needs during 1997, whether or not the Notes Offering and the contemplated replacement of the Credit Facility with a new secured facility are successful.

IMPACT OF INFLATION

     The primary source of revenue of the Company is the lodging facilities' gross room revenue. As a result, the Company's revenue (excluding those changes attributable to new property acquisition or disposals) is expected to change consistent with the trend of the consumer price index. The Company does not believe that inflation would have an unfavorable impact on its operations.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, FASB Statement No. 128, "Earnings Per Share" was released. The statement establishes standards for computing and presenting earnings per share ("EPS") for publicly traded companies. The statement simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. The statement is effective for financial statements issued for periods ending after December 15, 1997. The Company does not believe that the requirements of the statement will have a significant impact on the presentation of EPS in the financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's 1997 Annual Meeting of Stockholders, under the heading "Election of Directors--Proposal 3," which information is incorporated herein by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements:
              --------------------
              See Index to Financial Statements on page F-1 hereof.


          2. Financial Statement Schedule:
             ----------------------------
             Financial statement schedules and supplementary data are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.


          3. Exhibits:
             --------
             See Exhibit Index commencing on page E-1 hereof.


     (b)  Reports on Form 8-K

          1. Current Report on Form 8-K, dated October 1, 1996, filed with the Commission on October 15, 1996, Items 2 and 7, relating to the completion of the Canadian Acquisition, the financial statements for which were filed by amendment.

          2. Current Report on Form 8-K/A, dated October 1, 1996, filed with the Commission on December 12, 1996, Items 2 and 7, relating to the completion of the Canadian Acquisition, including audited financial statements of Canadian Properties Limited Partnership for the periods indicated therein and the unaudited pro forma financial statements of the Company for the periods indicated therein, and
            Item 5, relating to the termination of the Corporate Services Agreement.

     (c)  See response to Item 14(a)(3) above.

     (d)  None.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CHARTWELL LEISURE INC.

                                                By:  /s/ Richard L. Fisher
                                                     ---------------------
                                                      Richard L. Fisher
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                      Date:  March 27, 1997


Each of the officers and directors of Chartwell Leisure Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Richard L. Fisher and Martin L. Edelman, and each of them acting alone, his true and lawful attorney-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendment or amendments to this Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                   Date
---------                            -----                   ----

/s/ Richard L. Fisher
------------------------  Chairman of the Board,        March 27, 1997
Richard L. Fisher          Chief Executive Officer

/s/ Martin L. Edelman     Director and President        March 27, 1997
------------------------
Martin L. Edelman

/s/ Kenneth J. Weber      Chief Financial Officer       March 27, 1997
------------------------   (principal financial and
Kenneth J. Weber           accounting officer)

/s/ Henry R. Silverman
------------------------  Director                      March 27, 1997
Henry R. Silverman

/s/ Stephen P. Holmes
------------------------  Director                      March 27, 1997
Stephen P. Holmes

/s/ Rachel Robinson
------------------------  Director                      March 27, 1997
Rachel Robinson

/s/ Marc E. Leland
------------------------  Director                      March 27, 1997
Marc E. Leland

/s/ Michael J. Kennedy
------------------------  Director                      March 27, 1997
Michael J. Kennedy

/s/ Dr. Guido Goldman
------------------------  Director                      March 27, 1997
Dr. Guido Goldman


/s/ Arnold Fisher         Director                      March 27, 1997
------------------------
Arnold Fisher


CHARTWELL LEISURE INC. AND SUBSIDIARIES

TABLE OF CONTENTS
----------------------------------------------------------------------------------------
                                                                                  Page
INDEPENDENT AUDITORS' REPORT                                                       F-2

FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 1996, 1995 AND 1994:

   Consolidated Balance Sheets at December 31, 1996 and 1995                       F-3

   Consolidated Statements of Operations for the
     Years Ended December 31, 1996, 1995 and 1994                                  F-4

   Consolidated Statements of Stockholders' Equity                                 F-5

   Consolidated Statements of Cash Flows                                           F-6

   Notes to Consolidated Financial Statements                                      F-7

PREDECESSOR FINANCIAL STATEMENTS

   INDEPENDENT AUDITORS' REPORTS                                                   F-28

   Consolidated Statements of Operations                                           F-30

   Consolidated Statements of Cashflows                                            F-31

   Notes to Consolidated Financial Statements                                      F-32


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Chartwell Leisure Inc.

We have audited the accompanying consolidated balance sheets of Chartwell Leisure Inc. (formerly known as National Lodging Corp.) and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Parsippany, New Jersey
February 12, 1997, except for Note 20, as to which the date is March 21, 1997

CHARTWELL LEISURE INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (In Thousands, Except Share Amounts)
--------------------------------------------------------------------------------

ASSETS                                                                         1996               1995
CURRENT ASSETS:
  Cash and cash equivalents                                              $    17,590        $    51,470
  Accounts receivable - net of an allowance of $1,828 for 1996                 7,356
  Loans receivable                                                             2,687             10,481
  Prepaid and other current assets                                             3,010                837
                                                                         -----------        -----------
           Total current assets                                               30,643             62,788

INVESTMENTS                                                                      880             16,700
LOANS RECEIVABLE                                                               9,767              7,166
JOINT VENTURE INTERESTS                                                       18,948                -
PROPERTY AND EQUIPMENT - Net                                                 157,766                -
MANAGEMENT CONTRACTS - Net                                                     2,961                -
DEFERRED TAX ASSET                                                             1,200                -
OTHER ASSETS                                                                   9,873                420
                                                                         -----------         ----------
TOTAL ASSETS                                                             $   232,038        $    87,074
                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $  3,594      $          66
  Accrued expenses                                                            12,139                486
  Current portion of long-term debt and capital lease                          7,442
                                                                            --------
           Total current liabilities                                          23,175                552

LONG-TERM DEBT                                                                85,028
CAPITALIZED LEASE OBLIGATION                                                   5,090
OTHER LIABILITIES                                                              4,068
                                                                         -----------         ----------
           Total liabilities                                                 117,361                552

MINORITY INTEREST                                                              3,459                -
COMMITMENTS AND CONTINGENCIES (Notes 18 and 20)
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value - 100,000,000 authorized; 9,476,600 and
     5,452,320 issued and outstanding, at December 31, 1996 and 1995              95                 55
  Paid-in capital                                                            161,480            106,697
  Accumulated deficit                                                        (50,386)           (20,280)
  Foreign currency translation adjustment                                         29                -
  Unrealized gain on securities available for sale                               -                   50
                                                                         -----------         ----------
           Total stockholders' equity                                        111,218             86,522
                                                                         -----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   232,038         $   87,074
                                                                         ===========         ==========

See notes to consolidated financial statements.

CHARTWELL LEISURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1996, 1995 AND
1994
(Amounts in Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------

                                                                1996              1995             1994
REVENUE:
 Hotel revenue                                               $   80,278       $      -          $     -
 Management fee and other income                                  2,957              -                -
 Equity in earnings of unconsolidated joint ventures              5,793              -                -
                                                             ----------       ----------        ----------
           Total revenue                                         89,028              -                -
                                                             ----------       ----------        ----------
OPERATING EXPENSES:
  Hotel operating expense                                        33,768
                                                                                     -                -
  General and administrative                                     16,638            2,756             2,742
  Marketing, franchise and reservation fees                       8,340              -                -
  Maintenance and property taxes                                  7,450              -                -
  Rent                                                            5,272              -                -
  Depreciation and amortization                                   8,585              -                -
  Other                                                           4,527              -                -
  Minority interest                                               1,271              -                -
  General and administrative, related party                       1,522            1,747               176
  Gaming development costs                                                        15,482             2,414
                                                                    -
  Provision for losses on gaming assets                          16,417              -                -
  Costs of terminating corporate services agreement               9,500              -                -
                                                             ----------       ----------        ----------
           Total operating expenses                             113,290           19,985             5,332
                                                             ----------       ----------        ----------

OPERATING LOSS                                                  (24,262)         (19,985)           (5,332)

INTEREST INCOME                                                   2,388            4,012             1,347

INTEREST EXPENSE                                                 (6,481)          (1,500)             (163)

GAIN ON SALE OF SECURITIES                                          -                -               1,044
                                                             ----------       ----------        ----------
LOSS BEFORE INCOME TAX EXPENSE AND
  EXTRAORDINARY LOSS                                            (28,355)         (17,473)           (3,104)

INCOME TAX (EXPENSE) BENEFIT                                       (274)            (709)            1,273
                                                             ----------       ----------        ----------
LOSS BEFORE EXTRAORDINARY LOSS                                 (28,629)          (18,182)           (1,831)

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT                                         (1,477)             -                -
                                                             ----------       ----------        ----------
NET LOSS                                                     $  (30,106)      $  (18,182)       $   (1,831)
                                                             ==========       ==========        ==========
PER SHARE INFORMATION:
Loss before extraordinary loss                               $    (3.84)      $    (3.57)       $    (0.37)
Extraordinary item                                                (0.20)             -                -
                                                             ----------       ----------        ----------
NET LOSS                                                     $    (4.04)      $    (3.57)       $    (0.37)
                                                             ==========       ==========        ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                     7,455            5,099             5,003
                                                             ----------       ----------        ----------

See notes to consolidated financial statements.

CHARTWELL LEISURE INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Amounts in Thousands, Except for Common Stock Shares)
--------------------------------------------------------------------------------

                                                                                                             Unrealized
                                                                                                               Gain
                                                                                                             (Loss) On
                                                                                              Cumulative     Securities
                                     Common Stock                Paid-in     Accumulated     Translation     Available
                                     Shares         Amount       Capital       Deficit        Adjustment     for Sale      Total
JANUARY 1, 1994                            100      $  -         $ 12,308       $    (267)     $   -         $  -        $  12,041

  Capital contribution from HFS           -            -           87,349            -             -            -           87,349
  Issuance of shares in connection
    with the distribution            4,529,520           45           (45)           -             -            -             -
  Issuance of common stock -
    reserved for issuance              100,400            1            (1)           -             -            -             -
  Net loss                                -            -             -             (1,831)         -            -           (1,831)
  Unrealized loss on securities
    available for sale                    -            -             -               -             -            (580)         (580)
                                    ----------      -------      --------       ---------      --------      -------     ---------

BALANCE, DECEMBER 31,
  1994                               4,630,020           46        99,611          (2,098)         -            (580)       96,979

  Sale of common stock                 904,930            9         8,302            -             -            -            8,311
  Issuance of common stock -
    reserved for issuance               71,480            1            (1)           -             -            -             -
  Acquisition and cancellation of
    treasury stock                    (154,110)          (1)       (1,215)           -             -            -           (1,216)
  Net loss                                 -           -             -            (18,182)         -            -          (18,182)
  Reversal of unrealized loss
    related to securities sold             -           -             -               -             -             580           580
  Unrealized gain on securities
   available for sale                      -           -             -               -             -              50            50
                                    ----------      -------      --------       ---------      --------      -------     ---------

BALANCE, DECEMBER 31,
  1995
                                     5,452,320           55       106,697         (20,280)         -              50        86,522

  Sale of common stock               4,024,280           40        54,783            -             -            -           54,823
  Cumulative translation
    adjustments                           -            -             -               -               29         -               29
  Net loss
Reversal of unrealized gain               -            -             -            (30,106)         -            -          (30,106)

    related to securities sold

                                          -            -             -               -             -             (50)          (50)

                                    ----------      -------      --------       ---------      --------      -------     ---------
BALANCE, DECEMBER 31,
  1996                               9,476,600      $    95      $161,480       $ (50,386)     $     29      $  -        $ 111,218
                                    ==========      =======      ========       =========      ========      =======     =========

See notes to consolidated financial statements.

CHARTWELL LEISURE INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      1996              1995           1994
OPERATING ACTIVITIES:
  Net loss                                                                         $  (30,106)     $  (18,182)      $  (1,831)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Extraordinary loss                                                                  1,477               -               -
    Provision for gaming losses and write-off of gaming joint venture interests        16,117          10,485               -
    Depreciation and amortization                                                       8,842             (45)           (201)
    Loss on disposal of assets                                                             99             520               -
    Deferred income taxes                                                              (1,200)            644            (714)
    Deferred financing costs                                                                -             (62)           (863)
    Gain on sale of securities                                                              -               -          (1,044)
    Change in foreign currency                                                             29               -               -
    Equity in earnings of unconsolidated hotel joint ventures                          (5,793)              -               -
    Capital distributions from unconsolidated hotel joint ventures                      5,077               -               -
    Minority interest expense                                                           1,271               -               -
    Capital distributions to minority interest shareholders                            (1,150)              -               -
    Increase (decrease) from changes in:
      Receivables and other current assets                                                252            (139)           (895)
      Other assets                                                                       (700)          1,006            (395)
      Accounts payable and other liabilities                                            9,138            (775)          1,200
                                                                                     --------        --------        --------

           Net cash provided by (used in) operating activities                          3,353          (6,548)         (4,743)
                                                                                     --------        --------        --------

INVESTING ACTIVITIES:
   Issuance of loans receivable                                                          (384)         (1,189)        (18,728)
   Joint venture interests and investments in casino projects                               -          (4,322)        (24,809)
   Principal payments received on loans                                                11,639           7,220             467
   Travelodge acquisition, net of cash acquired                                       (98,768)              -               -
   CPLP acquisition, net of cash acquired                                             (66,391)              -               -
   Other acquisitions and additions to property and equipment                         (12,014)              -               -
   Proceeds from investments                                                                -           2,360               -
   Proceeds from sale of securities                                                       249             559           4,697
   Proceeds from sale of land                                                               -             846               -
   Other assets and investments                                                        (1,697)              -               -
                                                                                     --------        --------        --------
           Net cash (used in) provided by investing activities                       (167,366)          5,474         (38,373)
                                                                                     --------        --------        --------

FINANCING ACTIVITIES:
  Proceeds of borrowing                                                               146,700               -               -
  Loan closing costs                                                                   (3,344)              -               -
  Repayment on borrowings                                                             (70,663)              -               -
  Sale of common stock                                                                 54,823           8,311               -
  Capital contribution from HFS                                                             -               -          87,349
  Other financing activities                                                            2,617               -               -
                                                                                     --------        --------        --------

           Net cash provided by financing activities                                  130,133           8,311          87,349
                                                                                     --------        --------        --------

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                                (33,880)          7,237          44,233

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           51,470          44,233               -
                                                                                     --------        --------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                               $ 17,590        $ 51,470        $ 44,233
                                                                                     ========        ========        ========

See Note 10 for interest paid

See notes to consolidated financial statements.

CHARTWELL LEISURE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.     BUSINESS

       Chartwell Leisure, Inc. (formerly known as National Lodging Corp.) and subsidiaries (the "Company") became an independent publicly traded company following the distribution of all outstanding capital stock of the Company by HFS Incorporated ("HFS") to HFS stockholders on November 22, 1994. At the distribution date, the Company was engaged in the business of developing and owning casino gaming facilities.

       Due to a confluence of negative factors impacting the Company's gaming investments and the gaming industry, on November 9, 1995, the Company announced a decision by its Board of Directors to curtail future gaming investments and focus on investments and acquisitions in nongaming industries. On January 23, 1996, the Company acquired the outstanding common stock of Forte Hotels, Inc. ("FHI") for approximately $98.8 million subject to certain working capital adjustments and commenced engaging in the business of hotel ownership, management, and development (Note 4).

2.     DISTRIBUTION

       On November 22, 1994 (the "Distribution Date"), HFS distributed to its stockholders one share of the Company common stock for every 10 shares of HFS owned as of the November 14, 1994 record date. Subsequent to the Distribution Date, HFS no longer has an equity interest in the Company.

       The net assets of the Company at the time of the distribution were as follows (amount in thousands):

         Cash                                                           $50,000
         Loans receivable                                                25,999
         Investments                                                     16,861
         Joint venture interests                                          5,203
         Other - net                                                        157
                                                                        -------

         Total net assets contributed                                   $98,220
                                                                        =======

       At the Distribution Date, the Company and HFS entered into agreements for marketing, financing, advisory and corporate services, and a facility lease. The Company and HFS modified or terminated certain of these arrangements upon the acquisition of FHI. The marketing services agreement was canceled on January 24, 1996. Pursuant to the current financing agreement, HFS committed to provide up to $75 million in guarantees for a fee equal to 2% of its annual commitment. Included in interest expense is $1.5 million, $1.5 million, and $162,500 for the years ended December 31, 1996, 1995 and 1994, respectively, related to the financing agreement. HFS provided investment and advisory services to the Company under a 25-year arrangement for a fee equal to 2% of the total development or acquisition costs associated with completed transactions. The Company incurred costs of approximately $90,000 in 1994 under this agreement. The Company is no longer obligated to pay fees to HFS under the advisory agreement. Pursuant to a Corporate Services Agreement, HFS has provided to the Company advisory services in connection with business acquisitions, financings, and other transactions by the Company. Under the Corporate Services Agreement, the Company has paid HFS a fixed annual fee of $1.5 million payable quarterly in advance. In November 1996, the Company and HFS agreed to terminate the Corporate Services Agreement in exchange for payment by the Company of $2.5 million and issuance of a $7 million promissory note payable over seven years commencing on January 1, 1999, and with interest payable at 6% per year in semiannual installments commencing on July 1, 1997.

       The Company's cash requirements prior to the Distribution Date were supported by HFS. Significant requirements include the payment of salaries, related benefits, and development expenditures. Prior to the Distribution Date, General and Administrative - Related Party expenses include the allocation of certain HFS costs associated with corporate administration and other overhead costs based upon actual expenses incurred and an estimate of time spent by HFS employees for the benefit of the Company. Management believes that the costs allocated to the Company are reasonable. Expenditures made by HFS on behalf of the Company represented permanent capital and, accordingly, are included in Paid-in Capital through the Distribution Date. The Company is a party to a development advance agreement, dated as of October 1996, pursuant to which HFS made a $2.8 million development advance to the Company in December 1996. The development advance must be repaid by the company, without interest, on December 31, 2000, but the amount required to be repaid will be reduced to the extent that hotels acquired or constructed by the Company become HFS franchised hotels under franchise agreements of 10 years or longer using any HFS brand other than Wingate Inn. The development advance will be reduced on a dollar-for-dollar basis through December 31, 2000 for each dollar in initial and recurring royalty fees payable to HFS under those new franchise agreements.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a. Principles of Consolidation - The consolidated financial statements include the accounts and transactions of the Company, together with its wholly-owned subsidiaries and majority owned joint ventures. All material intercompany balances and transactions have been eliminated in consolidation.

       b. Accounting for Investments in Joint Ventures - The Company accounts for its investments in joint ventures in which it does not have a controlling financial interest but exerts significant influence using the equity method of accounting.

       c. Property and Equipment - Property and equipment includes a hotel under a capital lease which is stated at cost. The Company recorded the capital lease as an asset at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, together with any profit thereon. Expenditures for replacements and major improvements are capitalized and depreciated. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives (10 to 15 years) or the lease term. The hotel under the capital lease is amortized using the straight-line method over the term of the lease.

              The Company periodically assesses the recoverability of the carrying value of property and equipment based on estimated undiscounted cash flows on an individual property basis. If the estimated undiscounted cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying value and the estimated discounted cash flows.

              The Company considers interest expense on funds borrowed for the development and construction of new hotels to be a cost of the property and capitalizes such costs until the construction is completed. The amount capitalized is amortized over the life of the property once it becomes operational. The Company capitalized $89,388 and $0 of interest during the years ended December 31, 1996 and 1995, respectively.

       d. Management Contracts - The management contracts are stated at cost and are being amortized over the 20-year term of the contracts. The Company periodically assesses the recoverability of the carrying value of its management contracts based on the estimated undiscounted cash flows to be generated from the contracts. If the estimated undiscounted cash flows are less than the carrying value, an impairment loss would be charged to operations based on the difference between the carrying value and the estimated discounted cash flows.

       e. Investments - Investments in marketable equity securities are considered available for sale and are reported at fair value. Unrealized gains and losses are excluded from operations and reported in a separate component of stockholders' equity. Management periodically evaluates each investment to determine whether a decline in fair value below the amortized cost is other than temporary.

              Investments which are nonmarketable equity securities are recorded at the lower of cost or net realizable value.

       f. Loan Origination Costs - Included in other assets and loans receivables are costs directly associated with the issuance of loans to a casino gaming entity and the line of credit. These costs are amortized over the life of the related loans and credit line using the effective interest method.

       g. Allowance for Loan Losses - The Company evaluates the collectability of loans receivable on a quarterly basis. The major factors considered in evaluating potential losses are the current financial position of the borrower, general economic considerations and the net realizable value of any collateral received.

       h. Income Taxes - In accordance with SFAS No. 109, the Company uses the asset and liability method of accounting for income taxes. Differences between financial and tax reporting arise from differences in the recognition of income and expenses for financial and income tax purposes.

       i. Cash and Cash Equivalents - The Company considers highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       j. Loss Per Share - Loss per share is computed based upon the weighted average number of shares outstanding. Common stock equivalents are not included as they would be antidilutive.

       k. Significant Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       l. Advertising Expense - The Company expenses advertising costs as incurred. The Company expensed $3.2 million in 1996, $0 in 1995, and $0 in 1994.

       m. Presentation - Certain items have been reclassified from the prior year to conform with the current year's presentation.

4.     ACQUISITIONS AND SALE OF STOCK

       Travelodge Acquisition - On January 23, 1996, the Company acquired the outstanding common stock of Forte Hotels, Inc. ("FHI") for $98.8 million plus expenses. In related transactions on January 23, 1996, prior to consummation of the FHI acquisition, HFS Incorporated ("HFS") and Motels of America, Inc. acquired from FHI the Travelodge franchise system and 19 motel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company include 18 wholly-owned hotels (one of which was subsequently disposed of), and joint venture interests in 97 other lodging facilities. The Company financed approximately $60 million of the purchase price with proceeds from a bank revolving credit facility and $38.4 million with existing cash. HFS provided advisory services in connection with the acquisition for which the Company paid a $2.0 million fee.

       The FHI acquisition described above was accounted for by the purchase method. The operating results of the acquired company are included in the consolidated statements of operations from its acquisition date, January 23, 1996. The assets acquired and liabilities assumed are as follows (in thousands).

         Property and equipment (including joint ventures)              $86,799
         Management contracts                                             5,910
         Other assets                                                     9,981
                                                                        -------

                                                                        102,690

         Less disposal proceeds from sale of property and equipment      (1,124)
         Less liabilities and working capital deficit                    (2,798)

         Total                                                          $98,768
                                                                        =======


       Canadian Acquisition - On October 1, 1996, the Company acquired from Capital Properties Limited Partnership ("CPLP") 20 hotels and a one-half interest in an additional hotel, consisting of approximately 3,500 guest rooms, which hotels are located throughout Canada and franchised under the "Travelodge" brand name (the "Canadian Acquisition"). The Company paid approximately $70 million to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes and transfer taxes), as well as its assumption of liability for identified trade payables and property specific bank debt, aggregating approximately $7 million. Also the Company may be required to make certain contingent payments to CPLP's constituent partners following a preferred return to the Company. In connection with the acquisition of CPLP on October 1, 1996, the Company borrowed $65.9 million under its credit facility. The Canadian Acquisition was accounted for by the purchase method. The operating results of the acquired company are included in the consolidated statements of operations from its acquisition date, October 1, 1996. The assets acquired and liabilities assumed are as follows (in thousands).

       Property and equipment                                $ 72,775
       Net assets                                                 158
                                                             --------
                                                               72,933
       Less debt acquired                                      (6,542)
                                                             --------
       Total                                                $  66,391
                                                             ========

       Sale of Stock - On February 14, 1996, the Company entered into an agreement with Chartwell Leisure Associates L.P. II ("CL Associates") and FSNL LLC ("FSNL") to sell 4 million newly issued shares of the Company's unregistered common stock to CL Associates and FSNL for $57 million. This transaction was completed on August 8, 1996. As of December 31, 1996, CL Associates and FSNL own approximately 52% of the outstanding common stock of the Company. HFS provided advisory services in connection with the transaction for which the Company paid a fee of $1.14 million.

       The following presents the unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 as if all of the transactions described above occurred on January 1, 1995, giving effect to the sale of stock and financing costs associated with the Travelodge Acquisition and Canadian Acquisition.

                                                           Years Ended
                                                           December 31,
                                                      1996               1995
                                                       (In Thousands Except
                                                        Per Share Amounts)
        Revenue                                      $ 119,154        $ 106,225
        Loss before extraordinary item                 (23,348)         (14,049)
        Loss per share before extraordinary item         (2.37)           (1.03)

       The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

5.     LOANS RECEIVABLE

       Loans receivable consist of the following at December 31, 1996 and 1995 (amount in thousands):

                                                                      1996              1995
        Rainbow Casino loans (a)                                     $ 6,637          $ 7,465
        Urban Redevelopment Authority of City of Pittsburgh (b)            -            9,539
        Notes Receivable (c)                                           4,758                -
        Loans to Officer (d)                                             600                -
        Deferred loan origination costs (a)                              459              643
                                                                     -------          -------

                                                                      12,454           17,647

        Less current portion                                           2,687           10,481
                                                                     -------          -------

        Loans receivable - net of current portion                    $ 9,767          $ 7,166
                                                                     =======          =======

       a. Consists of a loan to Rainbow Casino Corporation ("Rainbow") to finance the licensing, construction and start-up costs for a dockside casino located in Vicksburg, Mississippi which commenced operations in July 1994. Under the terms of the promissory note, Rainbow pays $153,383 in monthly installments of principal and interest at 7-1/2% through maturity in August 2001, before the allocation of loan payments to CL Associates, an affiliate of the Company, in connection with the Company's interest in a family entertainment center located on the Rainbow site. The loan is secured by a first mortgage on existing real and tangible personal property excluding certain equipment.

              At the inception of the loan, the Company recorded the loan receivable based upon an imputed interest rate of 10% which was determined to be a fair market rate based upon comparable loans with similar risk. Accordingly, a loan receivable discount approximating $0.8 million was recorded and a corresponding amount was assigned to HFS Incorporated's ("HFS") marketing agreements. The loan receivable discount is being amortized in accordance with the interest method over the life of the loan. Accumulated amortization of the loan receivable discount at December 31, 1996 was $373,692.

              During 1995, the Company agreed to loan up to an additional $2.0 million to the partnership that owns the Rainbow casino; of this amount, $1.2 million was advanced in 1995. The proceeds of such loan, together with additional capital to be contributed by the general partner of such partnership, will be used to finance certain improvements to the casino project, the completion of related facilities, and to provide additional working capital. The loan is unsecured and bears interest at 10% per annum and is to be repaid in equal monthly installments of principal and interest over a seven-year term.

       b. Consisted of a mortgage loan receivable from the Urban Redevelopment Authority of the City of Pittsburgh ("URA") in connection with the URA's purchase of a 100-acre tract on the Monogahela River in Pittsburgh, Pennsylvania. As of September 30, 1996, the loan and all accrued interest had been paid in full.

       c. Notes receivable bear interest at rates ranging from 3% to 12% with various maturities to 2014. Certain of these notes aggregating $4.1 million were collateralized by real property at December 31, 1996.

        d. Represents a loan made to an Officer of the Company. The loan was made in August 1996 in the principal amount of $753,750 and is secured by a first mortgage lien on the Officer's principal residence. The terms stipulate that the principal is due and payable in full two years from the commencement date with interest due and payable in monthly installments commencing on September 1, 1996. The rate at which interest accrues shall be the same as that on the Credit Facility (Note 8). A principal payment in the amount of $153,750 was made in September 1996.

6.     INVESTMENTS

       Investments consist of the following (amount in thousands):

                                                         December 31,
                                                    1996             1995
        Investment in Boomtown (a)                 $   -           $  4,840
        Investment in Prescott (b)                     -              4,767
        Investments in common stock (c)                -                425
        Investment in Odyssey (d)                      -              3,752
        Investment in Funtricity (e)                 500              1,836
        Warrants (f)                                   -              1,080
        Other                                        380                  -
                                                   -----           --------

        Total                                      $ 880           $ 16,700
                                                   =====           ========

       a. The Boomtown, Mississippi investment approximates $4.8 million prior to the write-down. The Company is leasing a casino and barge in Biloxi, Mississippi to an unrelated third party under a 25-year lease. Rental income is equal to 16% of the facility's EBITDA net of marketing fees payable to HFS, Inc. Historically, the Company has not received cash flow after the marketing fees. The Company does not anticipate receiving cash flow during the remaining term of the lease and believes that the value after 25 years may be negligible. As a result the Company has written off its investment as of June 30, 1996.

       b. The Company acquired a 19.9% limited partnership interest in Prescott Convention Center Limited Partnership on November 30, 1994 for $4.5 million plus expenses. Prescott owns and operates a hotel and convention center in Prescott, Arizona which includes an operating casino facility. Historically, the Company has not received net distributions after marketing fees payable to HFS and based on discussions with the general partner does not anticipate receiving net distributions in the future. As a result, the Company has written off its investment of $4.8 million as of December 31, 1996.

       c. The Company acquired 200,000 shares of the common stock of Century Casinos, Inc. ("Century") in 1994 for $1.3 million. During 1995, the State of Indiana determined not to award a gaming license to Century for its proposed casino gaming operation in Switzerland County, Indiana. Based on this decision, the Company determined that its investment in Century common stock was permanently impaired and recorded a $1.0 million loss which is included in development expenses. Based on the current trading price of Century common stock and Century's historical results of operations, the Company believes the options will not become exercisable and, therefore, have no value. The 200,000 shares of Century stock were sold during 1996.

       d. Includes nonvoting preferred stock convertible into common stock epresenting a 20% interest in Odyssey Gaming Corporation
              ("Odyssey ") acquired for approximately $3.8 million plus
               approximately $1.5 million contingent upon the occurrence of certain events which have not occurred and are, in the opinion of management, unlikely to occur. The Company has also committed, under certain circumstances which are, in the opinion of management, unlikely to occur (including the execution of agreements between Odyssey and certain Native American tribes for the development and management of Class II (bingo, pulltabs and nonbanking card games) or Class III (casino style gaming facilities), to make secured project financing loans of up to an aggregate of $10 million to be used in connection with the development of Native American casino gaming facilities to be managed by Odyssey. As of June 30, 1996, Odyssey had no assets and was automatically dissolved by the Delaware Secretary of State for failure to pay its taxes and file annual reports. It is highly unlikely this casino will open due to the difficulties incurred to date in obtaining a gaming license. The Company has written off this asset through the provision for losses on gaming assets.

          e. Consists of the Company's allocation of Rainbow loan payments (see Note 5(a)) to CL Associates as an inducement to CL Associates to own and finance a family entertainment center ( "Funtricity ") located on the Rainbow site. The Company agreed to pay a percentage of principal and interest payments on the $10 million loan with Rainbow to CL Associates ranging from 14% to 27% adjusted annually in accordance with a schedule to the agreement. Additionally, HFS agreed to share marketing fees from Rainbow with CL Associates based on the same scheduled percentages. CL Associates agreed to share with HFS 50% of the net cash flow payable to CL Associates in respect to the family entertainment center and HFS agreed to share such amounts pro rata with the Company based on relative amounts paid by HFS and the Company, respectively, to CL Associates each year. The entertainment center commenced operations on May 1, 1995. The Company paid approximately $290,000 and $215,000 in 1996 and 1995, respectively, in connection with the agreement. Based on analysis of expected future cash flows and the estimated net realizable value upon disposition, the Company reduced its investment to the estimated fair value at December 31, 1996.

          f. The Company holds warrants to acquire 600,000 shares of Alpha Hospitality Corp. ("Alpha") common stock at $14 per share which expire in October 1998. The fair value of the underlying common stock approximated $1.43 per share at December 31, 1996 and $4 per share at December 31, 1995. The warrants were recorded at cost on date of receipt of approximately $1.5 million. These options were written down by $830,000 to fair value utilizing the Black-Scholes option valuation model at December 31, 1995 and subsequently written down to zero as a result of a comparison to the fair market value of similar marketable securities issued by Alpha at December 31, 1996.

7.     JOINT VENTURE INTERESTS

       The Company is a partner in joint ventures that own and operate hotels. The Company has a fifty percent interest in many of its joint ventures.

       Assets, liabilities and the results of operations of joint ventures accounted for under the equity method are reflected in the following balance sheet data and statements of operation data (amount in thousands):

                                                               December 31,
                                                                  1996
        Joint Venture Balance Sheet Data:
          Joint venture assets:
            Current assets                                     $    7,206
            Long-term assets                                       45,518
          Less joint venture liabilities
            Current liabilities                                    (3,803)
            Long-term liabilities                                  (8,780)
                                                               ----------
          Joint venture equity                                     40,141
          Less equity of other investors                          (21,193)
                                                               ----------
          Investment in joint ventures, end of year            $   18,948
                                                               ==========

                                                                   Year Ended
                                                                   December 31,
                                                                      1996
        Joint Venture Statements of Operation Data:
          Hotel revenue                                             $   46,559
          Operating costs                                              (33,245)
          Interest expense                                                (693)
                                                                    ----------

        Joint venture net income                                    $   12,621
                                                                    ==========

        Equity in earnings of the unconsolidated joint ventures          5,793
                                                                    ==========

8.     PROPERTY AND EQUIPMENT

       Property and equipment is summarized as follows (amount in thousands):


                                                                     Year Ended
                                                                    December 31,
                                                                        1996
       Land                                                           $ 20,610
       Buildings and improvements                                      130,120
       Furniture and equipment                                          13,548
       Capitalized lease                                                 2,214
       Construction in progress and land held for development            4,386
                                                                      --------

                                                                       170,878

       Less accumulated depreciation                                    13,112
                                                                      --------

                                                                      $157,766
                                                                      ========


9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities are summarized as follows (amount in thousands):


                                                             December 31,
                                                         1996            1995

       Other                                          $  5,879         $    -
       Payroll and payroll benefits                      1,574              486
       Accrued rent payable                              1,962              -
       Accrued interest payable                          1,082              -
       Taxes                                             1,356              -
       Joint venture funds held on deposit                 286
                                                      --------         --------

                                                      $ 12,139         $    486
                                                      ========         ========


10.    LONG-TERM DEBT

       Long-term debt is summarized as follows (amount in thousands):


                                                                                    December 31,
                                                                                        1996
       Credit facility - Weighted average rate of 4.9 % at December 31, 1996.
       See below for a description of terms.                                          $ 76,700

       HFS note - Fixed interest rate of 6%. Interest-only payments due semi-annually commencing July 1, 1997 through 2005. Principal payments of $1,000,000 due
       annually beginning January 1, 1999 and ending 2005.                               7,000

       Canadian mortgage debt - Weighted average variable interest rate of 7.98%
       due 1997.                                                                         6,499

       Bank of America loan - Weighted average rate of 8.75% at December 31, 1996.
       See below for a description of terms.                                             2,065
                                                                                      --------

                                                                                        92,264

       Less current portion                                                              7,236
                                                                                      --------

       Long-term debt                                                                 $ 85,028
                                                                                      ========


       Future principal payments required on the Company's debt are as follows (amount in thousands):


       Year Ending
       December 31,
       1997                                                                           $  7,236
       1998                                                                                654
       1999                                                                              1,393
       2000                                                                              1,164
       2001                                                                              1,114
       Thereafter                                                                       80,703
                                                                                      --------

                                                                                      $ 92,264
                                                                                      ========


       Credit Facility - The Company is a party to a credit facility among the Company, Chartwell Canada Corp., which is a subsidiary of the Company ("Chartwell Canada"), The Chase Manhattan Bank as Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and the Banks from time to time parties thereto (the "Credit Facility"). The Credit Facility provides that the Company may borrow up to $150 U.S. million under a revolving credit commitment (the "Commitment"), which may be utilized for the incurrence of revolving credit loans or the issuance of letters of credit. An amount of up to C$95 million of the Commitment is available to be borrowed by Chartwell Canada and Bear Financial Corp. ("Bear"), which are subsidiaries of the Company, as a Subfacility under the Credit Facility (the "Canadian Subfacility"). The Company is jointly and severally liable for all borrowings by Chartwell Canada and Bear under the Canadian Subfacility. HFS has guaranteed $75 million of the Company's obligations under the Credit Facility. On October 1, 1996, in connection with the CPLP acquisition, the Company borrowed C$90 million ($65.9 U.S. million) under the Credit Facility. Total borrowings and letters of credit outstanding as of December 31, 1996 under the Credit Facility were $76.7 U.S. million and $15.0 U.S. million, respectively. All outstanding obligations under the Credit Facility mature in August 2002, except for mandatory Credit Facility reduction payments, noted below. The Company used the Credit Facility to refinance its prior credit facility. An extraordinary charge of $1.5 million was incurred as a result of the early extinguishment of debt and the write-off of the deferred financing costs associated with the prior credit facility.

       Borrowings under the Credit Facility are available to the Company to finance the acquisition of hotel properties and to finance the Company's working capital and general corporate requirements. Borrowings under the Canadian Subfacility were used to finance the acquisition of hotels from CPLP and to pay the fees and expenses related to the Canadian Acquisition.

       Revolving loans denominated in U.S. dollars under the Credit Facility are available as base rate loans or Eurodollar loans. Revolving loans denominated in Canadian dollars under the Credit Facility are available as Eurodollar loans. Interest on the outstanding principal amount of each base rate loan is payable at an annual rate equal to the highest of (a) .5% in excess of the Federal Reserve reported certificate of deposit rate, (b) .5% in excess of the Federal funds rate or (c) the prime lending rate of The Chase Manhattan Bank. Interest on the outstanding principal amount of each Eurodollar loan is payable at an annual rate equal to the sum of the applicable margin (which is within a range of .40% to .875% based on the principal amount of revolving loans and letters of credit outstanding) plus the Eurodollar rate. All loans outstanding at December 31, 1996 were Eurodollar loans. The Company is obligated to pay a commitment fee on the unutilized portion of the facility at an annual rate of .2% to .375% depending on the principal amount of revolving loans and letters of credit outstanding. The Company is also obligated to pay a fee in respect of each outstanding letter of credit equal to the applicable margin of the stated amount of the letter of credit, plus an additional fee equal to the higher of (a) $500 and (b) a rate per annum agreed to in writing by the Company and the issuing bank of the letter of credit.

       The aggregate revolving credit commitment will reduce by $7.5 million in 1998, $17.5 million in 1999, $20 million in 2000, $20 million in 2001, and $85 million in 2002. To the extent outstanding borrowings exceed the resulting commitment amount, principal will be required to be repaid. The revolving credit commitment amount also will be reduced, and to the extent outstanding borrowings exceed the resulting commitment amount, principal will be repaid upon the occurrence of certain events specified in the Credit Facility. In addition, the Credit Facility is subject to termination upon a change of control as defined in the Credit Facility or if CL Associates or FSNL dispose any of their shares of common stock.

       The Company's ability to borrow under the Credit Facility is subject to customary conditions and covenants, including that there not exist a material adverse change in the Company's operating performance. The Credit Facility also requires that the Company, in certain cases on a stand-alone basis and in other cases on a consolidated basis with its subsidiaries and joint ventures, satisfy certain financial ratio coverage tests, including maintenance of net worth, minimum interest coverage, and maximum leverage coverages.

       The Credit Facility contains a restrictive covenant based upon the ratio of pro-forma earnings to debt as defined in the Credit Facility document. Additionally, the Credit Facility contains covenants restricting, with certain exceptions, the Company and its subsidiaries and joint ventures from: (i) creating, incurring or assuming any liens; (ii) merging or consolidating or disposing of its assets, or acquiring assets from any other person; (iii) changing the nature of their respective businesses;
       (iv) incurring indebtedness other than existing subordinated indebtedness not to exceed $50 million to finance permitted acquisitions and other permitted indebtedness specified in the Credit Facility; (v) paying dividends or making restricted payments; and (vi) modifying the agreements relating to the Credit Facility's indebtedness and preferred stock or its corporate charter documents.

       Bank of America Loan Agreement - The Company has a loan agreement with Bank of America National Trust and Savings Association ("B of A"). That loan agreement (the "B of A Loan Agreement") permits the Company and certain of the joint ventures through which it owns hotels to make revolving credit borrowings in an aggregate amount of up to $10 million and provides for an uncommitted credit facility, which is available at the sole discretion of B of A, in an aggregate amount of up to $5 million. Borrowings under the B of A Loan Agreement may be made until March 31, 1997. Revolving credit borrowings under the B of A Loan Agreement may be made, at the option of the Company, as short-term borrowings, which have a maximum maturity of six months, or medium-term borrowings, which have a maximum maturity of five years. Short-term borrowings bear interest, at the option of the Company, at the B of A prime rate, 1/2 of 1% in excess of the B of A offshore rate, or 3/4 of 1% in excess of the B of A CD rate. Medium-term borrowings bear interest at the B of A prime rate. The borrowings under the B of A Loan Agreement are secured by a $15 million standby letter of credit issued under the credit facility. The Company is obligated to pay a commitment fee at an annual rate of .1875% on the unutilized portion of the B of A Loan Agreement. Total borrowings under the B of A Loan Agreement were approximately $7.1 million at December 31, 1996.

       Interest expense paid approximated $5.0 million for 1996 and $0 for 1995.

11.    LEASES

       Capital Lease - The Company has a lease that qualifies as a capital lease. The present value of the future minimum lease payments under this capital lease is based upon the estimated incremental borrowing rate of the Company in effect at the time of entering into the lease, which was 9.75%.

       The present value of the future minimum lease payments as of December 31, 1996 is as follows (amount in thousands):


         Year Ending
         December 31,
         1997                                                     $   713
         1998                                                         713
         1999                                                         713
         2000                                                         713
         2001                                                         713
         Thereafter                                                 5,885
                                                                  -------

         Total minimum lease payments                               9,450
         Less amounts representing interest                         4,154
                                                                  -------

         Present value of minimum lease payments                    5,296
         Less current portion                                         206
                                                                  -------

         Long-term capitalized lease obligations                  $ 5,090
                                                                  =======


       Operating Leases - The Company operates many of its hotels under long-term ground leases expiring at various dates through 2063. Some leases have renewal options exercisable after a specified number of years and all require the payment of real estate taxes and insurance. Contingent rentals, based on gross revenue, are also required by most leases. Additionally, the Company leases various office space and equipment, which leases are classified as operating leases.

       The Company is obligated to pay future minimum rentals under noncancellable operating leases as follows (in thousands):


         Year Ending
         December 31,
         1997                                                       $ 2,792
         1998                                                         2,875
         1999                                                         2,796
         2000                                                         2,766
         2001                                                         2,831
         Thereafter                                                  29,449
                                                                    -------

                                                                    $43,509
                                                                    =======


       Rental expense on operating leases is summarized as follows (in thousands):


                                                     Year Ended
                                                    December 31,
                                         1996          1995          1994
       Minimum rentals                  $2,506        $  130        $    54
       Contingent rentals                2,886           -            -
                                        ------        ------        -------

                                        $5,392        $  130        $    54
                                        ======        ======        =======




       Expenses related to certain office equipment leases are classified as General and Administrative expenses.

12.     INCOME TAXES

        The components of income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                   December 31,
                                        1996            1995          1994
        Current:
         Federal                       $ -           $  -           $ (1,551)
         State                          1,474             65            (436)
                                       ------        -------        --------

                                        1,474             65          (1,987)
                                       ------        -------        --------

        Deferred:
         Federal                         -               472             558
         State                          1,200            172             156
                                       ------        -------        --------

                                        1,200            644             714
                                       ------        -------        --------

        Total income tax provision
         (benefit)                     $  274        $   709        $ (1,273)
                                       ======        =======        ========

        The following contains the major components of the deferred tax assets at December 31, 1996 and 1995.

Amount in thousands (000)                              December 31,
                                                   1996             1995
Net operating loss carryforwards                $  5,262       $   5,629
Gaming asset writedowns                            8,286           1,994
HFS service contract cancellation                  3,040             -
Bad debt reserve                                     480             -
Vacation pay                                         240             -
Capital loss carryforward                          1,520             -
Depreciation                                       1,120             -
                                                --------       ---------
Deferred tax assets                               19,948           7,623
Less: Valuation allowance                         18,748           7,623
                                                --------       ---------

Net deferred tax asset                           $ 1,200       $     -
                                                ========       =========


        The Company has approximately $16.9 million of tax loss carryforwards. The amount of $16.9 million includes net operating loss carryforwards of approximately $13.1 million of which $1.1 million expires in 2009, $9.9 expires in 2010, and $2.2 million expires in 2011. Also included in the $16.9 million of tax loss carryforwards are capital loss carryforwards of approximately $3.8 million which expire at December 31, 2001. The loss carryforwards will be restricted over several years pursuant to
        Section 382 of the Internal Revenue Code of 1986.

        Due to the Company's recurring operating losses, the Company has not recorded any tax benefit for net operating loss carryforwards. As a result, the Company's net tax expense is limited to certain state and local taxes paid in 1996 and the write-off of deferred tax assets in 1995.

13.     STOCKHOLDERS' EQUITY

        a. Shares Reserved for Issuance - The Company reserved for issuance up to 433,290 shares of common stock to certain persons including directors and officers of HFS and the Company, in accordance with a distribution agreement signed in connection with the Distribution ( Note 2). The shares correspond with options to acquire HFS common stock granted pursuant to HFS' incentive stock option plan which were unexercised at the Distribution Date. The shares are stapled to the HFS options and have no exercise price. As such, the Company will not receive any proceeds from exercised options. As of December 31, 1996 and 1995, options to acquire 360,310 and 294,830 shares, respectively, were exercisable.

        b. Stock Options - Pursuant to the Company's 1994 Stock Option Plan, as amended, options to purchase up to two million shares of common stock, which have been reserved for issuance, may be granted to employees of the Company and certain other persons over the 10-year term of the plan. In November 1996, the Board of Directors authorized an additional 1 million shares for grant. Options granted prior to November 7, 1996 become exercisable at the rate of 33-1/3% per year beginning one year after the date of grant. Shares granted on or subsequent to November 7, 1996 become exercisable at the rate of 66-2/3% in the year beginning one year after the date of grant and 33-1/3% the following year. All options granted generally expire 10 years from the date of grant. The following table summarizes the Company's stock option activity since the Effective Date (November 22, 1994).

                                                               Weighted
                                                                Average     Options
                                                   Shares        Price    Exercisable

                Granted                            675,000     $  16.75        -
                                                  --------     --------    --------

                Balance, December 31, 1994         675,000        16.75        -

                Granted                             90,000         9.88        -
                                                  --------     --------    --------

                Balance, December 31, 1995         765,000        15.94      20,000
                                                  --------     --------    --------

                Granted                          2,054,500        13.57        -
                Cancelled                         (657,000)       16.43        -
                                                 ---------     --------    --------

                Balance, December 31, 1996    (1)2,162,500     $  13.62      62,000
                                                 =========     ========    ========

                (1) Based upon agreements with terminated employees 247,000 options will never be exercisable.

                The weighted average fair values of options granted during 1996 and 1995 were $7.94 and $5.82, respectively.

                The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated Statements of Operations for the years ended December 31, 1996 and 1995 for options granted during those years. Had compensation cost for these plans been determined consistent with FAS 123, the Company's net loss would have been increased from the following as-reported amounts to the following pro forma amounts (in thousands):

                                                    1996             1995
                Net loss

                  As reported                    $ (30,106)      $ (18,182)
                  Pro forma                        (32,154)        (20,703)

                The effect of FAS 123 on primary and fully diluted EPS is not shown as it is anti-dilutive.

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rate of 6.5% representing the risk-free interest rate at the date of grant; expected dividend yields of 0%; expected lives of 7.5 years; and expected volatility of 25%.

        c. Sale of Common Stock - The Company sold 904,930 shares of its unregistered common stock to CL Associates in December 1995, representing approximately 17% ownership interest in the Company, for approximately $8,484,000 ($8,311,000 net of expenses). CL Associates also designated two directors to the Board in December 1995. On August 8, 1996, the Company sold 4 million newly issued shares of unregistered common stock to CL Associates and FSNL for $57 million, increasing ownership to approximately 52% of the outstanding common stock of the Company.

14.     MASTER FRANCHISE AGREEMENT

        On September 30, 1996, the Company entered into an exclusive 30 year master franchise agreement with HFS, pursuant to which the Company will be entitled to develop and operate, or to franchise others to develop and operate, lodging facilities in Canada under the "Travelodge" and "Thriftlodge" names. The Company will be required to pay to HFS or its affiliates certain fees, including development fees, franchise fees, royalty fees based on gross room revenues, and certain other customary fees, such as for travel agency, marketing and consulting services.

15.     RELATED PARTY TRANSACTION

        Leases - During March 1996, the Company entered into a lease with an affiliate of CL Associates and an unaffiliated third party, as landlords, pursuant to which the Company has leased approximately 18,700 square feet of office space for a period of 10 years. Under this lease, the Company is obligated to pay approximately $542,000 per year for each of the first five years, and approximately $600,000 per year for each of the last five years of the term of the lease for the use of such office space. The terms of this lease are, in the opinion of the Company, substantially similar to the market terms that would be available from a third party for similar property.

        Development Agreement - In connection with the Canadian Acquisition (see
        Note 2), the Company entered into a development agreement (the "Development Agreement") with NRG Management Services Ltd. ("NRG"), an affiliate of Royco Hotels and Resorts, Ltd. ("Royco"), pursuant to which NRG has agreed to identify new hotel properties for acquisition and development in Canada on behalf of the Company. The Development Agreement provides that the Company pay to NRG approximately $588,000 through October 1997, and approximately $370,000 during each of the years ended October 1998 and October 1999. The Company made payments of $266,454 through

        December 31, 1996. The Development Agreement is terminable at will by either party after October 1, 1997.

16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosures of the estimated fair value of financial instruments at December 31, 1996 is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

                                                    December 31, 1996
                                                     (In Thousands)
                                                Carrying           Fair
                                                 Value            Value
        Loans receivable                       $  12,454       $  12,719

        Investments                                  880             880

        Long-term debt                            92,264          91,863


        Loans - The fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

        Investments- The Company's investment in Funtricity generates no current or determinable cash flow. As a result, management believes that a fair value assessment is not practicable. The value of this investment is impacted by the status of gaming legislation and the potential timing and uncertainty of future cash flows (Note 6). Management believes that the investment has been written down to its realizable value. Management believes that the carrying value of the other investment balance reflected here approximates its fair market value.

        Long-Term Debt - The fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

17.     FOREIGN OPERATIONS

        The information presented below, in management's judgment, provides a reasonable representation of each region's contributions to the consolidated amounts as of, and for the year ended December 31, 1996. There were no foreign operations until 1996. Please see Notes 1 and 4 for description of operations.


                            Revenues         Net Loss           Assets
          Canada            $ 11,789        $  (1,181)        $   88,044

          United States       77,239          (31,245)           143,994

          Eliminations           -              2,320               -
                            --------        ---------         ----------

          Total             $ 89,028        $ (30,106)        $  232,038
                            ========        =========         ==========

18.     COMMITMENTS AND CONTINGENCIES

        a. Mexico Joint Venture - On July 12, 1996, the Company's subsidiary entered into a joint venture with a subsidiary of Grupo Piasa, a Mexican hotel company, for the purpose of developing and operating, or franchising others to operate, lodging facilities in Mexico under the "Travelodge" and "Thriftlodge" trade names. The joint venture is to be funded with up to $20 million in capital contributions, $10 million of which will be contributed by the Company and $10 million of which will be contributed by Grupo Piasa. The joint venture entered into an exclusive 30 year master franchise agreement with HFS, pursuant to which the joint venture will be entitled to develop and operate, or to franchise others to develop and operate, lodging facilities in Mexico under the "Travelodge" and "Thriftlodge" names. The Company will require the joint venture to pay to HFS or its affiliates certain fees, including development fees, franchise fees, royalty fees based on gross room revenues, and certain other customary fees, such as for travel agency, marketing and consulting services.

        b. Century Casinos, Inc. - The Company also holds options in Century Casinos Inc. to purchase up to 230,000 shares of Century common stock at $3 per share if the closing price of Century's common stock exceeds certain specified levels ($10 to $13 per share) for 10 consecutive days prior to March 4, 1999. Based on the current trading price of Century's common stock and Century's historical results of operations, the Company believes the options will not become exercisable and, therefore, have no value.

        c. Brahman Funds - Related to the sale of common stock to Brahman Funds (see Note 20), the Company is required to hold the proceeds of the of the Brahman Private Placement in a segregated interest-bearing account until CL Associates and FSNL have purchased at least 1,071,428 shares of Common Stock in the Rights Offering by April 15, 1997. If that condition is not satisfied, Brahman may require the Company to repurchase the shares sold to Brahman at a price of $14 per share plus the accrued interest in that segregated account. CL Associates and FSNL have informed the Company that they intend to exercise their basic subscription privileges (for approximately 1,128,134 shares of Common Stock) under the rights offering in full.

       d. Litigation - In the normal course of business, certain litigation is initiated against the Company. Generally, these claims are insured and in the opinion of management, disposition of litigation will not have a material adverse effect on the Company's liquidity, consolidated financial position, or consolidated results of operation.

19.    FOURTH QUARTER RESULTS

       Included in fourth quarter results are charges of (i) $2.2 million in noncash provisions for losses on gaming assets, (ii) a charge of $9.5 million for cancellation of a corporate services agreement with HFS,
       (iii) an additional $.8 million charge for the Company's termination of its San Diego Harbor Island Travelodge franchise agreement in connection with the planned conversion of that hotel to a Hilton franchise.

20.    SUBSEQUENT EVENTS

       Alliance with Hilton Inns - On January 20, 1997, the Company announced that it formed an alliance with Hilton Hotels Corporation's franchising subsidiary, Hilton Inns, Inc., in which Chartwell will own, develop, manage and operate at least 20 Hilton Garden Inn hotels in target markets nationwide under a franchise license. The initial term of the agreement is three years and represents a total investment of approximately $200 million by Chartwell. Construction financing and permanent mortgage financing are expected to be arranged for the Hilton Garden Inn development program through Nationsbank and Nomura Securities. Of the total construction costs, Nationsbank is expected to provide up to 80% of the financing, with Hilton guaranteeing 25% of the loan. Chartwell will fund the remaining 20% of the capital as equity. Upon obtaining a certificate of occupancy, the construction loan is expected to convert to a 15-year permanent mortgage through an arrangement with Nomura Securities.

       In addition to the Hilton Garden Inn agreement, Hilton has formally approved the conversion of the 207-room, Chartwell-owned San Diego Travelodge to a full-service Hilton Hotel. The property, on Harbor Island Drive, will undergo a $3.3 million renovation, to be completed by this summer.

       Rights Offering - On January 23, 1997, the Company announced its intent to offer to its existing stockholders shares of common stock, par value $.01 per share, pursuant to a rights offering (the "Rights Offering"). CL Associates and FSNL LLC, the Company's two principal stockholders, have invested $15.8 million in the Company through the Rights Offering.

       Through the Rights Offering, which closed on March 13, 1997, the Company sold 2,228,977 shares for total proceeds of approximately $31.2 million including the $15.8 million described above.

       In addition, the Company announced that it had sold 1,000,000 shares of common stock to funds managed by affiliates of Brahman Management, LLC (the "Brahman Private Placement") and approximately 658,929 shares of common stock to Baron Funds at $14 per share, for a total investment of $14 million by Brahman and $9.2 million by Baron Funds.

       The proceeds of the rights offering and the private placements will be used to fund the construction of Hilton Garden Inns under the Company's recently announced alliance with Hilton Hotels Corporation, to fund the Company's Mexican joint venture, the redevelopment of the Company's existing hotels, and for general corporate purposes.

       Bond Offering - The company is in the process of completing a $100 million offering of 10% senior notes due 2007. The net proceeds from the Offering will be used by the Company to refinance certain existing indebtedness and to fund future capital expenditures. An extraordinary charge of $1.6 million would be incurred as a result of the early extinguishment of debt and the write-off of the deferred financing costs associated with the prior credit facility if the bond offering is completed. As part of the recapitalization, it is contemplated that the Company's existing $150 million credit facility would be terminated and replaced with a new secured facility of approximately $60 million and the HFS guarantee and related $1.5 million annual fee would be eliminated.

       On March 4, 1997 the Company entered into a $50 million, 6.559% 10 year treasury instrument with a locked rate of 6.631% to partially hedge the proposed bond offering. The settlement date is May 15, 1997.

       On March 7, 1997, the Company entered into a $20 million, 6.5478% 10 year treasury instrument with a locked rate of 6.620% to partially hedge the proposed bond offering. The settlement date is May 15, 1997.

       On March 12, 1997, the Company entered into a $10 million, 6.605% 10 year treasury instrument with a locked rate of 6.675% to partially hedge the proposed bond offering. The settlement date is May 15, 1997.

       The notes will be unsecured, senior obligations of the Company ranking pari passu in right of payment with all other existing and future unsecured, senior indebtedness of the Company and senior in right of payment to all other existing and future subordinated indebtedness of the Company.

       New Accounting Pronouncements - In February 1997, FASB Statement No. 128, "Earnings Per Share" was released. The statement establishes standards for computing and presenting earnings per share ("EPS") for publicly traded companies. The statement simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. The statement is effective for financial statements issued for periods ending after December 15, 1997. The Company does not believe that the requirements of the statement will have a significant impact on the presentation of EPS in the financial statements.

                                  * * * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of National Lodging Corporation

We have audited the accompanying consolidated statements of operations and cash flows for the period from February 1, 1995 to January 23, 1996 of the Acquired Business (or "Company" as defined in Note 1 to the accompanying financial statements) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company's operations and cash flows for the period from February 1, 1995 to January 23, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
April 19, 1996

                       Report of Independent Accountants

To the Board of Directors and Shareholders of National Lodging Corporation

In our opinion, the accompanying consolidated statements of operations and of cash flows present fairly, in all material respects, the results of operations and cash flows of the Acquired Business (or the "Company", as defined in Note 1 to the accompanying financial statements) for the year ended January 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Diego, California
February 20, 1996

TRAVELODGE/THRIFTLODGE
(Business Acquired by National Lodging Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------

                                                  Period
                                                February 1,
                                                  1995 to          Year Ended
                                                January 23,        January 31,
                                                   1996                1995
REVENUES:
  Hotels and motels                          $   65,790            $   63,636
  Management fees
                                                  3,351                 2,822
                                             ----------            ----------

                                                 69,141                66,458
                                             ----------            ----------

OPERATING COSTS AND EXPENSES:

  Hotels and motels                              28,904                27,844
  Administrative and general                     13,059                12,272
  Depreciation and amortization                   8,385                 7,982
  Rent                                            4,700                 5,074
  Sales and marketing                             4,459                 4,202
  Maintenance                                     3,673                 3,453
  Property taxes                                  1,864                 2,110
  Other                                           2,693                 1,909
                                             ----------            ----------

                                                 67,737                64,846
                                             ----------            ----------

OPERATING INCOME                                  1,404                 1,612
                                             ----------            ----------

OTHER INCOME (EXPENSE):

  Interest income                                   838                   757
  Interest expense                                 (785)               (1,662)
  Equity in earnings of joint ventures            5,338                 4,878
                                             ----------            ----------
                                                  5,391                 3,973
                                             ----------            ----------

MINORITY INTEREST                                (1,073)                 (960)
                                             ----------            ----------

INCOME BEFORE INCOME TAX PROVISION

                                                  5,722                 4,625

INCOME TAX PROVISION                             (2,288)               (1,850)
                                             ----------            ----------

NET INCOME                                   $    3,434            $    2,775
                                             ==========            ==========

See notes to consolidated financial statements.

TRAVELODGE/THRIFTLODGE
(Business Acquired by National Lodging Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------


                                                                               Period
                                                                             February 1,
                                                                               1995 to             Year Ended
                                                                             January 23,           January 31,
                                                                                1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $   3,434             $   2,775
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                                8,385                 7,982
    Minority interest                                                            1,073                   960
    Equity in earnings of joint ventures                                        (5,338)               (4,878)
    Increase (decrease) of cash resulting from changes in:
      Trade accounts receivable                                                 (1,115)                  738
      Receivables from joint ventures and franchisees                             (510)                1,484
      Prepaid expenses and other current assets                                  1,105                  (220)
      Other assets                                                                (155)                    7
      Trade accounts payable                                                     1,645                  (218)
      Accrued expenses and other current liabilities                            (2,294)                   36
                                                                             ---------             ---------
           Net cash provided by operating activities                             6,230                 8,666
                                                                             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of notes receivable                                                    (398)                 (887)
  Principal payments received on notes receivable                                2,328                   534
  Capital expenditures                                                          (3,841)               (5,201)
  Purchase of management contracts                                              (1,932)                  -
  Capital contributed to joint ventures                                           (201)                 (820)
  Capital distributions from joint ventures                                      6,040                 4,898
  Capital distributions to consolidated joint venture minority interest           (973)                 (738)
                                                                             ---------             ---------
           Net cash provided by (used in) investing activities                   1,023                (2,214)
                                                                             ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) on borrowings                                           (468)                   50
  Principal payments under capital lease obligations                              (158)               (5,356)
  Net transactions with Seller                                                  (7,124)               (1,993)
                                                                             ---------             ---------
           Net cash (used in) financing activities                              (7,750)               (7,299)
                                                                             ---------             ---------
NET (DECREASE) IN CASH                                                            (497)                 (847)

CASH, BEGINNING OF PERIOD                                                        3,221                 4,068
                                                                             ---------             ---------

CASH, END OF PERIOD                                                          $   2,724             $   3,221
                                                                             =========             =========


See notes to consolidated financial statements.

TRAVELODGE/THRIFTLODGE
(Business Acquired by National Lodging Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------


1.     THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

       Forte Hotels, Inc. ("FHI"), is a subsidiary of Forte USA Inc. ("FUSA" or the "Seller"), whose ultimate parent is Forte Plc of London ("FPL"). FHI is primarily an owner, manager, and franchisor of hotels and motels in the United States, Canada, Mexico and South America. FHI operates hotels and motels under the Travelodge Hotel, Travelodge Motel and Thriftlodge names. In addition, FHI has an ownership interest in certain non-Travelodge related hotels, residential apartments, and other hospitality-related business ("Exclusive Properties and other business").

       On January 23, 1996, two separate groups of FHI assets were purchased by two independent companies. One company purchased 19 motel properties, while the other purchased the Travelodge franchise system in North America, including the Travelodge and Thriftlodge service marks, franchise agreements and the assets comprising the reservation system in North America. Additionally, a special distribution was made by FHI to FUSA of the Exclusive Properties and other business. The stock of FHI was then purchased by National Lodging Corporation ("NLC", formerly known as National Gaming Corporation). Through such stock purchase, NLC acquired 15 wholly-owned properties and interest in 97 "joint venture" properties, certain management contracts, and retail space ("Acquired Business" or the "Company"). The accompanying financial statements include only those assets, liabilities, revenues and expenses arising from the operations of the Acquired Business. In connection with the anticipated sale of FHI, 23 management contracts for Canadian franchise properties were assigned to FHI from an affiliate of FPL. While the assets, amortization expense and management fees related to these contracts were not included in the historical financial statements of FHI, such amounts have been included in the accompanying financial statements of the Acquired Business from the time of the affiliate's acquisition of such contracts in June 1992.

       The balances reflected in the financial statements include allocations from FHI, which were based on the number of properties acquired, percentage of acquired share of total account balance, or other appropriate bases. These allocations reflect the share of corporate overhead, results from operations, and assets and liabilities that pertain to the Acquired Business. Management believes the foregoing allocations were made on a reasonable basis and reflect the costs which would have been incurred on a stand-alone basis.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information included herein may not necessarily reflect the financial position and results of operations of the Acquired Business in the future or what the financial position, results of operations, and cash flows of the Acquired Business would have been had it been a separate stand-alone company.

       Accounting for Investments in Joint Ventures - The Company accounts for its investments in joint ventures in which it does not have a controlling financial interest using the equity method of accounting (Note 2).

       Property and Equipment - Property and equipment is recorded at cost. Expenditures for replacements and major improvements are capitalized and depreciated. Depreciation is recognized using the straight line method over the estimated useful lives of the assets; buildings - 40 years, furniture and equipment - three to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives (ten to fifteen years) or the lease term. Expenditures for normal maintenance, repairs and minor renewal are charged to expense as incurred. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.

       The Company periodically assesses the recoverability of the carrying value of property and equipment based on estimated nondiscounted cash flows on an individual property basis. If the estimated nondiscounted cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying value and the estimated discounted cash flows.

       Although adoption is not required until its fiscal year 1997, the Company has assessed the impact of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Based on current conditions, the Company does not believe that adoption will have an adverse impact on its financial position or results of operations.

       The Company considers interest expense on funds borrowed for the development and construction of new hotels and motels to be a cost of the property and capitalizes such costs until the construction is completed. The amount capitalized is amortized over the life of the property once it becomes operational. The Company did not capitalize any interest during the period February 1, 1995 to January 23, 1996 and the year ended January 31, 1995, respectively.

       Other Assets - The management contracts for Canadian properties of $8,661,000 and $7,120,000 at January 23, 1996 and January 31, 1995,
       respectively are stated at cost and are being amortized over the 20-year term of the contracts. The Company periodically assesses the recoverability of the carrying value of its management contracts based on the estimated nondiscounted cash flows to be generated from the contracts. If the estimated nondiscounted cash flows are less than the carrying value, an impairment loss would be charged to operations based on the difference between the carrying value and the estimated discounted cash flows.

       Income Taxes- The Acquired Business was included in the consolidated income tax returns of Forte Holdings, Inc. and its predecessor. Income tax expense for the Acquired Business has been computed on a stand-alone basis based on the operating results of the Acquired Business.

       Pursuant to the terms of the acquisition and its income tax structure, a new income tax basis in the acquired assets and liabilities will be established by NLC. No historical income tax attributes will transfer to NLC.

2.     INVESTMENT IN JOINT VENTURES

       The Company is a partner in joint ventures that own and operate motels and hotels. The Company has a fifty percent interest in many of its joint ventures. The Company consolidates the joint ventures in which it has a majority ownership interest. It records its interest under the equity method for those joint ventures in which the Company does not have a majority ownership interest.

       Results of operations of joint ventures accounted for under the equity method are reflected in the following statements of operations (in thousands of dollars):


                                                      Period
                                                 February 1, 1995    Year Ended
                                                        to           January 31,
                                                 January 23, 1996       1995
       Joint Venture Statements of Operations

       Revenue                                        $ 49,006        $ 45,006
       Operating costs                                 (35,738)        (32,923)
       Interest expense                                   (915)         (1,258)
                                                      --------        --------

                                                      $ 12,353        $ 10,825
                                                      ========        ========


3.     LONG-TERM DEBT

         Interest paid approximated interest expense of $785,000 and $1,662,000 during fiscal 1996 and 1995, respectively.

4.     LEASES

         Operating Leases - The Company operates many of its hotels and motels under long-term leases expiring at various dates through 2035. Substantially all leases have renewal options exercisable after a specified number of years and require the payment of real estate taxes and insurance. Contingent rentals, based on sales volume, are also required by most leases.

         Rental expense on operating leases is summarized as follows (in thousands of dollars):


                                                 Period
                                            February 1, 1995      Year Ended
                                                   to             January 31,
                                            January 23, 1996         1995
         Minimum rentals                         $  2,087          $  1,969
         Contingent rentals                         2,613             3,105
                                                 --------          --------

                                                 $  4,700          $  5,074
                                                 ========          ========


5.     EMPLOYEE BENEFIT PLANS

       Defined Benefit Plan - The employees of the Acquired Business participated in the Seller's retirement plan (the "Plan"). The Plan is a noncontributory, defined benefit plan. The normal retirement benefit provided for by the Plan is determined based upon a covered employee's earnings and length of service at the time of retirement. The pension costs were funded by the Seller as they accrued in accordance with the provisions of the Plan. In connection with the acquisition, the Plan was frozen, participants became fully vested in their accrued benefits and no further service benefit will accrue. The Plan obligations were retained by the Seller.

       Pension expense of $540,000 and $574,000 was charged to the Acquired Business during the fiscal period February 1, 1995 to January 23, 1996 and the year ended January 31, 1995, respectively.

       The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 7.0% and 8.5% in 1996 and 1995, respectively. The assumed rate of increase in future compensation levels was 5.0%. The expected long-term rate of return on assets was 9.0%.

6.     OTHER RELATED PARTY BALANCES AND TRANSACTIONS

       The Seller provided certain services to the Acquired Business including management, legal, accounting, income tax, treasury, employee benefits and human resource administration services. Costs related to these services as well as other overhead costs of the Seller have been allocated to the Acquired Business using allocation methods considered reasonable by management. The allocated costs were approximately $6,670,000 and $6,858,000 during the period February 1, 1995 to January 23, 1996 and the year ended January 31, 1995, respectively.

       An affiliate of the Seller provided certain marketing and promotional services to the Acquired Business. Additionally, the Seller maintained and operated a reservation system network and provided such service to the Acquired Business. These services were charged to the properties under a cost reimbursement program and did not contain a profit margin. Amounts charged for these services were $1,912,000 and $1,908,000 during the period February 1, 1995 to January 23, 1996 and the year ended January 31, 1995, respectively, for the wholly-owned properties and consolidated joint ventures. Additionally, nonconsolidated joint ventures were charged $1,732,000 and $1,604,000 during the period February 1, 1995 to January 23, 1996 and the year ended January 31, 1995 , respectively, for such services.

       The Seller also provided administrative and financial services to the joint ventures. The Company charged the joint ventures $432,000 and $436,000 for these services in the period February 1, 1995 to January 23, 1996 and the year ended January 31, 1995, respectively. Per agreement, charges for these services are primarily calculated at the rate of $8 per room per month.

                                    ******

                                 EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
    2.1      Transfer and Distribution Agreement, dated as of November 22,
             1994, between the Company and HFS. (Incorporated by reference to the Company's Current Report on Form 8-K, dated December 2,
             1994, Exhibit 2.1).
    2.2 Agreement and Plan of Merger and Reorganization, dated as of January 17, 1995, by and among Boomtown, Tweety Sub, Inc. and the Company. (Incorporated by reference to the Company's Current
             Report on Form 8-K, dated February 1, 1995, Exhibit 2.1).
    2.3      Agreement and Plan of Merger by and among National Gaming
             Corp., NGC Acquisition Corp. and Par-A-Dice Gaming Corporation, dated December 28, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-K, dated December 31, 1994,
             Exhibit 2.3).
    2.4      Stock Purchase Agreement, dated as of December 19, 1995, between
             Forte USA and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K, dated January 23, 1996,
             Exhibit 2.1).
    2.5      Amendment No. 1 to Stock Purchase Agreement, dated as of January
             1996, between Forte USA, Inc. and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K, dated
             January 23, 1996, Exhibit 2.2).
    2.6 Stock Purchase Agreement, dated as of December 20, 1995, by and between Chartwell Leisure Associates L.P. II and the Company.
             (Incorporated by reference to the Company's Annual Report on Form 10-K/A, dated December 31, 1995, Exhibit 2.6).
    2.7 Stock Purchase Agreement, dated as of February 14, 1996, by and between Chartwell Leisure Associates L.P. II, FSNL LLC and the
             Company.  (Incorporated by reference to the Company's Annual
             Report on Form 10-K/A, dated December 31, 1995, Exhibit 2.7).
    2.8 Form of Amended and Restated Stock Purchase Agreement, dated as of March 14, 1996, by and among Chartwell Leisure Associates L.P.
             II, FSNL LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K/A, dated December 31,
             1995, Exhibit 2.8).
    2.9 Securities Purchase Agreement, dated as of January 31, 1997, among the Company and the Investors listed therein. (Incorporated by reference to the Company's Amendment No. 1 to Form S-3
             Registration Statement, filed February 10, 1997, Exhibit 2.9).
   2.10 Securities Purchase Agreement, dated as of March 6, 1997, between the Company and Baron Asset Fund.*
   2.11      Contract of Sale, dated as of July 17, 1996, by and among Capital
             Properties Limited Partnership, Syndicated Capital Properties,
             Inc., Syncap Properties Inc., Tegrad Properties (Winnipeg) Inc.,
             Tegrad Montreal I Inc., 1002370 Ontario, Inc. and Chartwell Canada
             Corp. (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated October 1, 1996, Exhibit 2.1).

---------------
  /*/  Filed herewith.
  /1/  Management contract or compensatory plan or arrangement.

EXHIBIT NO.  DESCRIPTION
    3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K, dated
             December 2, 1994, Exhibit 3.1).
    3.2 Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K, dated
             December 2, 1994, Exhibit 3.2).
    4.1      Form of Common Stock Certificate.  (Incorporated by reference to
             Amendment No. 2 to the Company's Registration Statement on Form
             10/A (File No. 0-024794), dated November 2, 1994, Exhibit 4.1).
    4.2 Form of Subscription Certificate. (Incorporated by reference to the Company's Amendment No. 1 to Form S-3 Registration Statement, filed
             February 10, 1997, Exhibit 4.2).
   10.1 Interim Financing Agreement, dated as of November 22, 1994, between the Company and HFS. (Incorporated by reference to the Company's Current Report on Form 8-K, dated December 2, 1994,
             Exhibit 10.1).
   10.2      Gaming Related Marketing Services Agreement, dated as of
             November 22, 1994, between the Company and HFS. (Incorporated by reference to the Company's Current Report on Form 8-K, dated
             December 2, 1994, Exhibit 10.2).
   10.3      Gaming Related Advisory Services Agreement, dated as of November
             22, 1994, between the Company and HFS. (Incorporated by reference to the Company's Current Report on Form 8-K, dated
             December 2, 1994, Exhibit 10.3).
   10.4 Corporate Services Agreement, dated as of November 22, 1994, between the Company and HFS. (Incorporated by reference to the Company's Current Report on Form 8-K, dated December 2, 1994,
             Exhibit 10.4).
   10.5      Facility Lease, dated as of November 22, 1994, between the
             Company and HFS.  (Incorporated by reference to the Company's
             Current Report on Form 8-K, dated December 2, 1994, Exhibit
             10.5).
   10.6      Tax Sharing and Indemnification Agreement, dated as of November
             22, 1994, between the Company and HFS. (Incorporated by reference to the Company's Current Report on Form 8-K, dated
             December 2, 1994, Exhibit 10.6).
   10.7 Employment Agreement, dated as of November 22, 1994, between the Company and Henry R. Silverman. (Incorporated by reference to the Company's Current Report on Form 8-K, dated December 2,
             1994, Exhibit 10.7)./1/
   10.8      Employment Agreement, dated as of June 6, 1994, between Robert S.
             Kingsley and HFS (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A (File No.
             0-024794), dated October 21, 1994, Exhibit 10.8)./1/
   10.9 1994 Stock Option Plan of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K, dated December 2,
             1994, Exhibit 10.8)./1/

---------------
  /*/  Filed herewith.
  /1/  Management contract or compensatory plan or arrangement.

EXHIBIT NO.  DESCRIPTION
  10.10      Lease Agreement between HFS Gaming Corp. as Landlord and
             Mississippi-I Gaming, L.P. as Tenant, dated as of April 27, 1994.
             (Incorporated by reference to HFS' Form 10-Q for the quarter ended
             March 31, 1994, Exhibit 10.2).
  10.11 Marketing Services Agreement, dated as of April 27, 1994, by and among Boomtown, Inc. and HFS Gaming Corp. (Incorporated by reference to HFS' Form 10-Q for the quarter ended March 31, 1994,
             Exhibit 10.3).
  10.12 Asset Purchase and Sale Agreement, dated as of April 27, 1994, by and between HFS Gaming Corp. and Mississippi-I Gaming, L.P.
             (Incorporated by reference to HFS' Form 10-Q for the quarter ended
             March 31, 1994, Exhibit 10.1).
  10.13      Casino Financing Agreement, dated as of August 3, 1993, between
             HFS and Rainbow Casino Corporation.  (Incorporated by reference to
             HFS' Form 10-K for the year ended December 31, 1993, Exhibit
             10.31).
  10.13(a)   Amendment of Casino Financing Agreement, dated as of February
             25, 1994, between HFS and Rainbow Casino Corporation.
             (Incorporated by reference to HFS' Form 10-K for the year ended
             December 31, 1993, Exhibit 10.31(a)).
  10.13(b)   Second Amendment of Casino Financing Agreement, dated as of
             August 11, 1994, among HFS, Rainbow Casino Corporation,
             Rainbow Development Corporation and Rainbow Casino - Vicksburg
             Partnership, L.P.  (Incorporated by reference to the Company's
             Annual Report on Form 10-K, dated December 31, 1994, Exhibit
             10.13(b)).
  10.14      Marketing Services Agreement, dated as of March 15, 1994, between
             Rainbow Casino Corporation and HFS Gaming Corp. (Incorporated by reference to HFS' Form 10-K for the year ended December 31, 1993, Exhibit 10.32).
  10.15      Consolidation Agreement, dated as of March 29, 1995, among
             Rainbow Casino Corporation, National Gaming Mississippi Inc., HFS
             Gaming Corp., Alliance Gaming Corp., United Gaming Corp.,
             Rainbow Casino - Vicksburg Partnership, L.P., Mr. John A. Barlett,
             Jr., Mr. Leigh Seipel, Rainbow Development Corporation and the
             Company.  (Incorporated by reference to the Company's Annual
             Report on Form 10-K, dated December 31, 1994, Exhibit 10.15).
  10.16      Agreement, dated as of March 29, 1995, between the Rainbow
             Casino Corporation and National Gaming Mississippi, Inc.
             (Incorporated by reference to the Company's Annual Report on Form
             10-K, dated December 31, 1994, Exhibit 10.16)
  10.17      Loan Agreement, dated as of October 26, 1993, among Alpha
             Hospitality Corporation, Alpha Gulf Coast, Inc., as Borrower, and
             HFS Gaming Corp., as Lender.  (Incorporated by reference to HFS'
             Registration Statement on Form S-1 (Registration No. 33-70706,
             Exhibit 10.40).

---------------
  /*/  Filed herewith.
  /1/  Management contract or compensatory plan or arrangement.

EXHIBIT NO.  DESCRIPTION
  10.18      Marketing Services Agreement, dated as of October 26, 1993, among
             Alpha Gulf Coast, Inc., HFS Gaming Corp. and HFS. (Incorporated by reference to Amendment No. 1 to the Company's Registration
             Statement on Form 10/A (File No. 0-024794), dated October 21,
             1994, Exhibit 10.17).
  10.19      Subscription Agreement, dated March 4, 1994, between Century
             Casinos Management, Inc. and HFS.  (Incorporated by reference to
             HFS' Form 10-K for the year ended December 31, 1993, Exhibit
             10.36).
  10.20      Marketing Services Agreement, dated as of March 4, 1994, between
             Century Casinos Management, Inc. and HFS Gaming Corp.
             (Incorporated by reference to Amendment No. 1 to the Company's
             Registration Statement on Form 10/A (File No. 0-024794), dated
             October 21, 1994, Exhibit 10.19).
  10.21 Assignment Agreement, dated as of April 14, 1994, by and among Bennett Funding, Inc. and Gamma International, Ltd., as Assignors,
             HFS as Assignee, and Alfred J. Luciani D/B/A Luciani & Associates
             LLC. (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A (File No.
             0-024794), dated October 21, 1994, Exhibit 10.20).
  10.22 Preliminary Development Agreement, dated February 28, 1994, between HFS and the Urban Redevelopment Authority of the City of Pittsburgh. (Incorporated by reference to HFS' Form 10-K for the year ended December 31, 1993, Exhibit 10.35).
  10.23      Letter of Intent, dated March 1, 1994, between the Urban
             Redevelopment Authority of the City of Pittsburgh and HFS.
             (Incorporated by reference to Amendment No. 1 to the Company's
             Registration Statement on Form 10/A (File No. 0-024794), dated
             October 21, 1994, Exhibit 10.22).
   10.24     Memorandum of Understanding, dated April 14, 1994, between HFS and
             The Erie Professional Associates. (Incorporated by reference to
             Amendment No. 1 to the Company's Registration Statement on Form
             10/A (File No. 0-024794), dated October 21, 1994, Exhibit 10.23).
   10.25     Joint Venture Agreement of Erie Casino Associates, dated as of May
             18, 1994, between The Erie Professional Associates and Keystone
             Erie Gaming, Inc. (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A (File No.
             0-024794), dated October 21, 1994, Exhibit 10.24).
  10.26      Letter of Intent, dated February 24, 1994, between Jumers of
             St. Charles, Inc. and HFS.  (Incorporated by reference to Amendment
             No. 1 to the Company's Registration Statement on Form 10/A (File
             No. 0-024794), dated October 21, 1994, Exhibit 10.25).
  10.27      Joint Venture Agreement, dated as of October 1, 1994, between
             Keystone Pittsburgh Gaming, Inc. and The Pittsburgh Professional
             Associates. (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10/A (File No.
             0-024794), dated October 21, 1994, Exhibit 10.26).

---------------
  /*/  Filed herewith.
  /1/  Management contract or compensatory plan or arrangement.

EXHIBIT NO.  DESCRIPTION
  10.28 Amended and Restated Preferred Stock Purchase Agreement, dated as of October 6, 1993, between HFS Gaming Corp. and Odyssey
             Gaming Corporation.  (Incorporated by reference to HFS'
             Registration Statement on Form S-1 (Registration No. 33-70706,
             Exhibit 10.39).
  10.29 Earnout Agreement, dated as of September 30, 1991, and amended and restated as of December 20, 1991 among HFS and Messrs.
             Stanley S. Tollman and Monty D. Hundley. (Incorporated by reference to HFS' Registration Statement on Form S-1 (Registration
             No. 33-51422), Exhibit 10.17).
  10.29(a)   Letter Agreement, dated as of May 26, 1993, among HFS and
             Bryanston Group, Inc. relating to the modification of the Earnout
             Agreement.  (Incorporated by reference to HFS' Registration
             Statement on Form S-1 (Registration No. 33-63398), Exhibit
             10.18(a)).
  10.29(b)   Amendment to Agreement, dated December 1993, between HFS and
             Bryanston Group, Inc. (Incorporated by reference to HFS' Form 10-K for the year ended December 31, 1993, Exhibit 10.9(b)).
  10.30 Option Agreement, dated as of September 30, 1994, between HFS and the Urban Redevelopment Authority of the City of Pittsburgh.
             (Incorporated by reference to Amendment No. 1 to the Company's
             Registration Statement on Form 10/A (File No. 0-024794), dated
             October 21, 1994, Exhibit 10.29).
  10.31      Memorandum of Understanding, dated October 1, 1994, between
             HFS and The Pittsburgh Professional Associates. (Incorporated by reference to Amendment No. 1 to the Company's Registration
             Statement on Form 10/A (File No. 0-024794), dated October 21,
             1994, Exhibit 10.31).
  10.32      Option Agreement, dated as of October 26, 1993, between HFS
             Gaming Corp. and Alpha Hospitality Corporation. (Incorporated by reference to Amendment No. 1 to the Company's Registration
             Statement on Form 10/A (File No. 0-024794), dated October 21,
             1994, Exhibit 10.32).
  10.33      Agreement, dated as of June 30, 1994, between HFS and Chartwell
             Leisure Associates, L.P. (Incorporated by reference to Amendment
             No. 1 to the Company's Registration Statement on Form 10/A (File
             No. 0-024794), dated October 21, 1994, Exhibit 10.33).
  10.33(a)   Sharing Agreement, dated November 22, 1994, among HFS,
             Chartwell Leisure Associates, L.P. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K, dated
             December 31, 1994, Exhibit 10.33(a)).
  10.34      Letter Agreement, dated September 11, 1994, between HFS and
             Century Casinos, Inc.  (Incorporated by reference to Amendment
             No. 1 to the Company's Registration Statement on Form 10/A (File
             No. 0-024794), dated October 21, 1994, Exhibit 10.34).

---------------
  /*/  Filed herewith.
  /1/  Management contract or compensatory plan or arrangement.

EXHIBIT NO.  DESCRIPTION
  10.35      Letter Agreement, dated March 4, 1994, between HFS and Century
             Casinos Management, Inc.  (Incorporated by reference to Amendment
             No. 1 to the Company's Registration Statement on Form 10/A (File
             No. 0-024794), dated October 21, 1994, Exhibit 10.35).
  10.36      Guarantee Letter, dated January 17, 1995, by and among HFS, the
             Company and Boomtown. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 1, 1995,
             Exhibit 10.1).
  10.37      Form of Option Agreement, dated as of November 6, 1995, between
             National Gaming Mississippi, Inc. and Mississippi - I Gaming, L.P.
             (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Exhibit 10.1).
  10.38      Form of Lease Amendment, dated as of November 6, 1995, between
             National Gaming Mississippi, Inc. and Mississippi - I Gaming, L.P.
             (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Exhibit 10.2).
  10.39      Letter Agreement, dated August 18, 1995, among the Company, HFS
             Incorporated and Bryanston Group, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Exhibit 10.3).
  10.40 Registration Rights Agreement, dated as of December 20, 1995, between Chartwell Leisure Associates L.P. II and the Company.
             (Incorporated by reference to the Company's Annual Report on Form 10-K/A, dated December 31, 1995, Exhibit 10.40).
  10.41      Agreement Among Purchasers, dated as of January 22, 1996, among
             HFS Incorporated, Motels of America, Inc. and the Company.
             (Incorporated by reference to the Company's Current Report on Form
             8-K, dated January 23, 1996, Exhibit 10.1).
  10.42      Credit Agreement, dated as of January 23, 1996, among Chemical
             Bank, Bankers Trust Company, various banks named therein and the Company. (Incorporated by reference to the Company's Current
             Report on Form 8-K, dated January 23, 1996, Exhibit 10.2).
  10.43      Pledge Agreement, dated as of January 23, 1996, among the
             Company, Forte Hotels, Inc. and the other parties named therein, as Pledgors, and Bankers Trust Company, as Pledgee and Collateral
             Agent. (Incorporated by reference to the Company's Current Report on Form 8-K, dated January 23, 1996, Exhibit 10.3).
  10.44 Form of Agreement of Lease between Fisher 40th & 3rd Company and Hawaiian Realty, Inc., as landlord, and the Company, as tenant.
             (Incorporated by reference to the Company's Annual Report on Form 10-K/A, dated December 31, 1995, Exhibit 10.44).

---------------
  /*/  Filed herewith.
  /1/  Management contract or compensatory plan or arrangement.

EXHIBIT NO.  DESCRIPTION
  10.45      Employment and Noncompetition Agreement, dated as of March 1,
             1996, by and between Kenneth J. Weber and the Company.
             (Incorporated by reference to the Company's Annual Report on Form 10-K/A, dated December 31, 1995, Exhibit 10.45)./1/
  10.46 Employment Letter Agreement, dated as of January 23, 1996, between Douglas H. Verner and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K/A, dated
             December 31, 1995, Exhibit 10.46)./1/
  10.47      Letter Loan Agreement, dated January 22, 1996, between Bank of
             America National Trust and Savings Association and Forte Hotels,
             Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K/A, dated December 31, 1995, Exhibit 10.47).
  10.48 Employment Letter Agreement, dated as of January 23, 1996, by and between Carl Winston and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit 10.1)./1/
  10.49      License Agreement, dated as of January 23, 1996, between Bear
             Acquisition Corp., as Licensor, and Forte Hotels, Inc., as
             Licensee. (Incorporated by reference to the Company's Annual Report on Form 10-K/A, dated December 31, 1995, Exhibit 10.49).
  10.50      Form of Future Payments Agreement, by and between Chartwell Canada
             Corp. and Syndicated Capital Properties Inc., as agent for Capital
             Properties Limited Partnership. (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated October 1, 1996,
             Exhibit 10.1).
  10.51      Credit Agreement, dated as of August 28, 1996, among the
             Registrant, Chartwell Canada Corp., The Bank of Nova Scotia, The
             Chase Manhattan Bank and the various banks named therein.
             (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated October 1, 1996, Exhibit 10.2).
  10.52 Development Agreement, dated as of October 1, 1996, by and between NRG Management Services Inc. and the Registrant.
             (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated October 1, 1996, Exhibit 10.3).
  10.53      Form of Indemnification Agreement, by and among Chartwell Canada
             Corp., the Registrant, NL Hotels, Inc., Capital Properties Limited
             Partnership, Syndicated Capital Properties Inc., Royco Hotels &
             Resorts Ltd. and NRG Management Services Inc. (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated
             October 1, 1996, Exhibit 10.4).
  10.54      Guaranty Letter, dated as of October 1, 1996, by Royco Hotels &
             Resorts Ltd., Peter P. Sikora, Terrence Royer, Randy Royer and
             Gregory Royer.  (Incorporated by reference to the Company's
             Current Report on Form 8-K/A, dated October 1, 1996, Exhibit
             10.5).

---------------
  /*/  Filed herewith.
  /1/  Management contract or compensatory plan or arrangement.

EXHIBIT NO.  DESCRIPTION
  10.55 Non-Competition Agreement, dated as of October 1, 1996, by and among Royco Hotels & Resorts Ltd., Peter P. Sikora, Terrence
             Royer, Randy Royer, Gregory Royer, NL Hotels, Inc. and the
             Registrant.  (Incorporated by reference to the Company's Current
             Report on Form 8-K/A, dated October 1, 1996, Exhibit 10.6).
  10.56 Debt Restructuring Letter Agreement, dated as of August 15, 1996, by and among the Registrant, Bank of Montreal, Scotia Mortgage
             Corporation, Canadian Imperial Bank of Commerce and Province of
             Alberta Treasury Branches. (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated October 1, 1996,
             Exhibit 10.7).
  10.57      First Amendment, dated as of September 30, 1996, to the Credit
             Agreement, dated as of August 28, 1996, among Chartwell Leisure
             Inc., Chartwell Canada Corp., The Bank of Nova Scotia, The Chase
             Manhattan Bank and the various banks named therein. (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated
             October 1, 1996, Exhibit 10.8).
  10.58      Hotel Management Agreement, dated October 1, 1996, among
             Chartwell Canada Corp., Chartwell Canada Nominee Corp., Tegrad
             Montreal Inc., Edmonton South Nominee Corp., Calgary North
             Nominee Corp. and Chartwell Lodging Corp. (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated
             October 1, 1996, Exhibit 10.9).
  10.59      Amended and Restated Management Services and Franchise
             Development Agreement, dated as of October 1, 1996, among
             Chartwell Canada Hospitality Corp., Chartwell Lodging Inc., Royco
             Hotels and Resorts Ltd. and Chartwell Leisure Inc. (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated
             October 1, 1996, Exhibit 10.10).
  10.60      Master License Agreement for the Territory of the Dominion of
             Canada, dated September 30, 1996, between Travelodge Hotel, Inc.
             and Chartwell Canada Hospitality Corp. (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated October 1,
             1996, Exhibit 10.11).
  10.61      Master License Agreement for the Territory of The United Mexican
             States, dated September 18, 1996, between Travelodge Hotels, Inc.
             and Chartwell Mexico, S.A. de C.V. (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated October 1,
             1996, Exhibit 10.12).
  10.62 Termination Letter Agreement, dated as of November 20, 1996, by and between the Registrant and HFS Incorporated. (Incorporated by reference to the Company's Current Report on Form 8-K/A, dated
             October 1, 1996, Exhibit 10.13).
  10.63 Unsecured Note, dated as of November 20, 1996, for the principal amount of $7,000,000, by the Registrant, in favor of HFS
             Incorporated.  (Incorporated by reference to the Company's Current
             Report on Form 8-K/A, dated October 1, 1996, Exhibit 10.14).

---------------
  /*/  Filed herewith.
  /1/  Management contract or compensatory plan or arrangement.

EXHIBIT NO.  DESCRIPTION
  10.64      Development Advance Agreement, dated as of October 15, 1996, between the Registrant and HFS Incorporated.  (Incorporated by
             reference to the Company's Current Report on Form 8-K/A, dated
             October 1, 1996, Exhibit 10.15).
  10.65      Second Amended and Restated Financing Agreement, dated as of
             July 24, 1996, between the Registrant and HFS Incorporated.
             (Incorporated by reference to the Company's Current Report on
             Form 8-K/A, dated October 1, 1996, Exhibit 10.16).
  10.66      Amendment No. 1 to Second Amended and Restated Financing
             Agreement, dated as of August 1996, between the Registrant and HFS
             Incorporated.  (Incorporated by reference to the Company's Current
             Report on Form 8-K/A, dated October 1, 1996, Exhibit 10.17).
  10.67      Employment Letter Agreement, dated as of July 17, 1996, by and between Ronald E. Jackson and the Company.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated
             June 30, 1996, Exhibit 10.1)./1/
  10.68      Joint Venture Agreement, dated as of July 12, 1996, by and between
             Desarrolladora y Operadora de Hoteles Piasa, S.A. de C.V.,
             Chartwell Mexico Corp., Xavier D. Autrey Maza and Alonson Ancira
             Elizondo.  (Incorporated by reference to the Company's Quarterly
             Report on Form 10-Q, dated June 30, 1996, Exhibit 10.2).
  10.69      Waiver and Consent, dated as of August 7, 1996, among the
             Company and the lenders party to the Credit Agreement.
             (Incorporated by reference to the Company's Quarterly Report on
             Form 10-Q, dated June 30, 1996, Exhibit 10.3).
  10.70      Termination letter, dated as of February 12, 1997, between Ronald
             Jackson and the Company.*
   21.1      Subsidiaries of the Company.
   23.1(a)   Consent of Deloitte & Touche LLP.*
   23.1(b)   Consent of Deloitte & Touche LLP.*
   23.2      Consent of Price Waterhouse LLP.*
   24.1      Powers of Attorney (included on the signature pages hereto).*
   27.1      Financial Data Schedule.*

---------------
  /*/  Filed herewith.
  /1/  Management contract or compensatory plan or arrangement.