Form 10-Q
period 1997-03-31
CHARTWELL LEISURE INC
filed 1997-05-15
CIK 929929

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            _______________________

                                   FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1997
                                       OR

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________
                         Commission File Number 0-24794

                            _______________________

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

                           Yes  [X]               No


As of March 31, 1997, there were 13,389,756 shares of the Registrant's common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

                             CHARTWELL LEISURE INC.


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS FORM 10Q PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THEY INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE PERFORMANCE SUGGESTED HEREIN. IN THE CONTEXT OF FORWARD-LOOKING INFORMATION PROVIDED IN THIS FORM 10-Q AND IN OTHER REPORTS, PLEASE REFER TO THE DISCUSSION OF RISK FACTORS DETAILED IN, AS WELL AS THE OTHER INFORMATION CONTAINED IN, THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                         INDEX                          PAGE NO.
                         -----                          --------
PART I.     FINANCIAL INFORMATION

 Item 1.    Condensed Consolidated Balance Sheets           1

            Condensed Consolidated Statements of
            Operations                                      2

            Condensed Consolidated Statements of Cash
            Flows                                           3

            Notes to Condensed Consolidated Financial
            Statements                                      4

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations   7

PART II.    OTHER INFORMATION

 Item 1.    Legal Proceedings                              15

 Item 2.    Changes in Securities                          15

 Item 3.    Defaults Upon Senior Securities                15

 Item 4.    Submission of Matters to a Vote of
            Security Holders                               15

 Item 5.    Other Information                              16

 Item 6.    Exhibits and Reports on Form 8-K               16

CHARTWELL LEISURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                        MARCH 31,   DECEMBER 31,
                                                          1997          1996
ASSETS:

CURRENT ASSETS:
  Cash and cash equivalents                              $ 52,063     $ 17,590
  Accounts receivable - Net                                 5,985        7,356
  Loans receivable                                          2,687        2,687
  Prepaid and other current assets                          4,131        3,010
                                                         --------     --------
          Total current assets                             64,866       30,643
INVESTMENTS                                                   880          880
LOANS RECEIVABLE                                            8,860        9,767
JOINT VENTURE INTERESTS                                    18,646       18,948
PROPERTY AND EQUIPMENT -- Net                             166,441      157,766
MANAGEMENT CONTRACTS -- Net                                 2,913        2,961
DEFERRED TAX ASSET                                          1,200        1,200
OTHER ASSETS                                                9,272        9,873
                                                         --------     --------
TOTAL ASSETS                                             $273,078     $232,038
                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                       $  4,620     $  3,594
  Accrued expenses                                         12,550       12,139
  Current portion of long-term debt and capital lease       5,865        7,442
                                                         --------     --------
          Total current liabilities                        23,035       23,175
LONG-TERM DEBT                                             73,906       85,028
CAPITALIZED LEASE OBLIGATION                                5,036        5,090
OTHER LIABILITIES                                           5,076        4,068
                                                         --------     --------
          Total liabilities                               107,053      117,361
MINORITY INTEREST                                           4,432        3,459
STOCKHOLDERS' EQUITY:
  Common stock                                                134           95
  Paid-in capital                                         214,717      161,480
  Accumulated deficit                                     (53,183)     (50,386)
  Foreign currency translation adjustment                     (75)          29
                                                         --------     --------
          Total stockholders' equity                      161,593      111,218
                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $273,078     $232,038
                                                         ========     ========

See notes to condensed consolidated financial statements.

CHARTWELL LEISURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                THREE MONTHS ENDED MARCH 31
                                                ---------------------------
                                                      1997      1996
REVENUE:

  Hotel revenue                                      $24,295   $12,468
  Management fee and other income                        459       583
  Equity in earnings of unconsolidated joint
    ventures                                             760       814
                                                     -------   -------
         Total revenue                                25,514    13,865
                                                     -------   -------
OPERATING EXPENSES:
  Hotel operating expense                             10,762     5,391
  General and administrative                           5,926     3,668
  Marketing, franchise and reservation fees            2,641     1,353
  Maintenance and property taxes                       3,045     1,080
  Rent                                                 1,167       936
  Depreciation and amortization                        2,388     1,783
  Minority interest                                      225        95
  Office restructuring charge                            700        --
  General and administrative, related party               --       397
  Provision for losses on gaming assets                   --       378
                                                     -------   -------
         Total operating expenses                     26,854    15,081
                                                     -------   -------
OPERATING LOSS                                        (1,340)   (1,216)
INTEREST INCOME (EXPENSE) -- NET                      (1,201)     (714)
GAIN ON SALE OF FIXED ASSETS                             102        --
                                                     -------   -------
LOSS BEFORE INCOME TAX EXPENSE                        (2,439)   (1,930)
INCOME TAX EXPENSE                                      (358)       --
                                                     -------   -------
NET LOSS                                             $(2,797)  $(1,930)
                                                     =======   =======
PER SHARE INFORMATION:
  Net loss                                           $ (0.25)  $ (0.33)
                                                     =======   =======
  Weighted average common shares outstanding          11,151     5,868
                                                     =======   =======

See notes to condensed consolidated financial statements.

CHARTWELL LEISURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            1997        1996
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $  1,226    $     639
                                                           --------   ---------
INVESTING ACTIVITIES:
     Issuance of notes receivable                                --        (133)
     Travelodge acquisition, net of cash acquired                --     (98,400)
     Principal payments received on loans                       488       3,630
     Other acquisitions and additions to property and
       equipment                                             (8,531)     (5,856)
     Proceeds from hotel disposals                              124          --
     Other assets and investments                            (1,189)         --
                                                           --------   ---------

               Net cash (used in) investing activities       (9,108)   (100,759)
                                                           --------   ---------

FINANCING ACTIVITIES:
     Proceeds of borrowing                                      742      70,000
     Loan closing costs                                          --      (1,750)
     Repayment on borrowings                                (12,781)       (388)
     Proceeds from sale of common stock (net of
       expenses of $1.2 million)                             53,276          --
     Other financing activities                               1,118          --
                                                           --------   ---------

               Net cash provided by financing activities     42,355      67,862
                                                           --------   ---------

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS        34,473     (32,258)
                                                           --------   ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               17,590      51,470
                                                           --------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 52,063   $  19,212
                                                           ========   =========

See notes to condensed  consolidated financial statements

CHARTWELL LEISURE INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996


1.  BASIS OF PRESENTATION

    The condensed consolidated balance sheet of Chartwell Leisure Inc. and its subsidiaries (the "Company") as of March 31, 1997 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

    The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. This form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1996 Annual Report on Form 10-K.

2.  ACQUISITIONS AND SALE OF STOCK

    TRAVELODGE ACQUISITION -- On January 23, 1996, the Company acquired the outstanding common stock of Forte Hotels, Inc. ("FHI") for $98.8 million plus expenses (the "Travelodge Acquisition"). In related transactions on January 23, 1996, prior to consummation of the FHI acquisition, HFS Incorporated ("HFS") and Motels of America, Inc. acquired from FHI the Travelodge franchise system and 19 hotel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company include 18 wholly-owned hotels, and joint venture interests in 97 other lodging facilities (seven of which were subsequently disposed of). The Company financed approximately $60.4 million of the purchase price with proceeds from a bank revolving credit facility and $38.4 million with existing cash. HFS provided advisory services in connection with the acquisition for which the Company paid a $2.0 million fee.

    The Travelodge Acquisition described above was accounted for by the purchase method. The operating results of the acquired company are included in the consolidated statements of operations from its acquisition date, January 23, 1996.

    CANADIAN ACQUISITION -- On October 1, 1996, the Company acquired from Capital Properties Limited Partnership ("CPLP") 20 hotels and a one-half interest in an additional hotel, consisting of approximately 3,500 guest rooms, which hotels are located throughout Canada and franchised under the "Travelodge" brand name (the "Canadian Acquisition"). The Company paid approximately $70 million to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes and transfer taxes), as well as its assumption of liability for identified trade payables and property specific bank debt, aggregating approximately $7 million. Also the Company may be required to make certain contingent payments to CPLP's constituent partners following a preferred return to the Company. In connection with the acquisition of CPLP on October 1, 1996, the Company borrowed $65.9 million under its credit facility. The Canadian Acquisition was accounted for by the purchase method. The operating results of the acquired company are included in the consolidated statements of operations from its acquisition date, October 1, 1996.

    SALE OF STOCK -- On August 8, 1996, the Company sold 4 million shares of the Company's Common Stock to an investment group ("CL Associates") primarily consisting of members of the Fisher Brothers family and a trust for the benefit of Gordon Getty and members of his family and a limited liability company ("FSNL") owned principally by a trust for the benefit of Charles de Gunzberg for an aggregate purchase price of $57.0 million.

    The following presents the unaudited pro forma consolidated results of operations for the three months ended March 31, 1996 respectively as if all of the transactions described above occurred on January 1, 1996, giving effect to the sale of stock and financing costs associated with the Travelodge Acquisition and Canadian Acquisition.

                            Three Months Ended
                              March 31, 1996
                ------------------------------------------
                 (In Thousands Except per Share Amounts)

                Revenue                           $24,607

                Net Loss                          $(2,921)

                Net loss per share                $  (.50)

    The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

3.  STOCK OPTIONS

    In March, 1997, the Board of Directors authorized an additional one million shares for grant pursuant to the Company's 1994 Stock Option Plan, as amended, bringing the total number of shares reserved for issuance to 4 million. The increase in the number of shares authorized for grant was approved at the stockholders' meeting held on May 1, 1997. Options for 25,000 shares of common stock were granted on March 5, 1997 at an exercise price of $14.50, representing fair market value on the date of the grant. These options are immediately exercisable.

4.  INCOME TAXES

    The Company has approximately $18.4 million of tax loss carryforwards. The amount of $18.4 million includes net operating loss carryforwards of approximately $14.6 million of which $1.1 million expire in 2009, $9.9 million expire in 2010, $2.2 million expire in 2011 and $1.4 million expire in 2012. Also included in the $18.4 million of tax loss carryforwards are capital loss carryforwards of approximately $3.8 million which expire at December 31, 2001. The loss carryforwards will be restricted over several years pursuant to Section 382 of the Internal Revenue Code of 1986. Due to the Company's recurring operating losses, the Company has not recorded any tax benefit for net operating loss carryforwards. Income tax expense of $0.4 million for the three months ended March 31, 1997 primarily consists of Canadian withholding and Delaware franchise tax.

5.  EQUITY OFFERINGS

    During the first quarter of 1997, the Company raised approximately $54.4 million of equity through a rights offering to its existing stockholders and two private placements.

    Pursuant to the rights offering, which closed on March 13, 1997, after deducting expenses of approximately $1.2 million, the Company raised approximately $30.0 million in net proceeds through the sale of 2,228,977 shares of Common Stock. CL Associates and FSNL, the Company's two principal stockholders, invested approximately $15.8 million in the Company through the exercise of rights they received.

    Pursuant to the two private placements, which closed on January 31, 1997 and March 6, 1997, respectively, the Company raised an aggregate of approximately $23.2 million through the sale of an aggregate of 1,658,929 shares of Common Stock at $14.00 per share. After giving effect to the rights offering and the private placements, CL Associates and FSNL together own approximately 45% of the Company's outstanding shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL  OVERVIEW

Chartwell Leisure Inc. ("Chartwell" or the "Company") owns, directly or with joint venture partners, 129 hotel properties in both the full-service and limited-service segments, including approximately 11,400 guest rooms, located in 25 states and six Canadian provinces. In the full-service segment, Chartwell operates 27 hotels aggregating approximately 5,400 guest rooms (of which 5,266 rooms represent Chartwell's ownership interest) that contributed 79% of Chartwell's hotel revenues during the three month period ended March 31, 1997. Chartwell's remaining 102 hotels, consisting of approximately 5,945 rooms (of which 3,483 rooms represent Chartwell's ownership interest), operate in the limited-service segment, principally under the Travelodge brand. Chartwell's strategy is to be an opportunistic acquirer and developer of diversified hotel properties that it believes provide the potential for cash flow and earnings growth, principally through rebranding, repositioning, reimaging and remarketing.

RESULTS OF OPERATION

MARCH 31, 1997 COMPARED TO PRO FORMA MARCH 31, 1996

The pro forma financial data includes the operations of Forte Hotels, Inc. ("FHI") and Capital Properties Limited Partnership ("CPLP") for the three months ended March 31, 1996, as if the acquisitions of the outstanding shares of common stock of FHI (the "Travelodge Acquisition") and 20 hotels and one-half interest in an additional hotel (the "CPLP Properties") (the "Canadian Acquisition" and together with the Travelodge Acquisition, the "Acquisitions") had occurred on January 1, 1996, giving effect to depreciation and amortization associated with the acquired properties and the sale of 4 million shares of newly issued common stock on August 8, 1996 and financing costs associated with the Acquisitions. The pro forma financial data also includes revenues and expenses associated with the Company's gaming business which include a provision for losses on gaming assets of $.4 million for the three month period ended March 31, 1996.

Since closing the Travelodge Acquisition on January 23, 1996, the Company has begun rebranding certain properties, such as the Ramada Plaza hotel at JFK International Airport (the "JFK Ramada") in New York and Portland, Oregon. It also has instituted an extensive renovation program. The Company spent $5.3 million for capital improvements in the first quarter of 1997. Chartwell believes the rebranding and renovation program has, and will continue to increase Chartwell's revenue per available room ("REVPAR"). The average daily room rate ("ADR") from properties operating for at least twelve consecutive months rose 3.7% from $51.01 in 1996 to $52.88 in 1997. The renovation program contributed to a small decrease in occupancy due to rooms out of service. For example, the Travelodge in Walt Disney World had approximately 50 rooms out of service each day for the three months ending March 31, 1997. As a result of the increase in ADR, REVPAR grew 3.4% to $30.17, and pro forma hotel revenues increased by $1.0 million or 4.3% from $23.3 million in 1996 to $24.3 million in 1997. Earnings before interest expense, income tax expense, and depreciation and amortization expenses ("EBITDA") for the three months ended March 31, 1997 was $2.3 million before giving effect to a $.7 million charge for the costs associated with closing the Company's El Cajon, California office. Pro forma EBITDA for the comparable 1996 period was $2.4 million before non-cash provision for loss on gaming assets. Pro forma EBITDA decreased $.1 million in the first quarter of 1997 compared to 1996 primarily due to $.3 million additional expenditures in the first quarter of 1997 due to the continuation of the Company's "Prideful Maintenance" program dealing with deferred maintenance expense.

During the fourth quarter of 1996, the Company completed its purchase price allocation relating to the Travelodge Acquisition which resulted in a change to the average life of the acquired assets. As a result, starting in the fourth quarter, the Company adjusted depreciation expense to reflect the final purchase price allocation. Had the purchase price allocation been finalized in the first quarter of 1996, pro forma depreciation expense would have been $.8 million less for the first quarter of 1996.

HISTORICAL THREE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO THE COMPARABLE 1996 PERIOD

RESULTS OF OPERATIONS -- REVENUE OVERVIEW

Hotel revenue increased by $11.8 million, from $12.5 million in 1996 to $24.3 million in 1997. Approximately $7.2 million of the increase represented hotel revenue generated from the Canadian Acquisition and approximately $4.0 million of the increase represents an additional 22 days of operations in the March 31, 1997 results versus the March 31, 1996 results due to the Travelodge Acquisition consummated on January 23, 1996. In the first quarter of 1997, the Company was undergoing major renovation work at the Walt Disney World property which took approximately 15% of the rooms out of service. The Company is also renovating a large number of rooms in some of the limited service properties. All of these renovations are expected to be completed in the second quarter of 1997. At the JFK Ramada, the mild winter weather in the first quarter of 1997 resulted in significantly less distressed airline passenger rooms compared to 1996.

RESULTS OF OPERATIONS - EXPENSE OVERVIEW

Hotel operating expense increased $5.4 million, from $5.4 million in 1996 to $10.8 million in 1997. Approximately $2.7 million of the increase represents hotel operating expense from the Canadian Acquisition in October, 1996 and approximately $1.8 million represents the additional 22 days of operations in the March 31, 1997 results due to the Travelodge Acquisition.

Selling, general and administrative expenses increased $3.6 million, from $5.0 million in 1996 to $8.6 million in 1997. Approximately $1.7 million of the increase results from the Canadian Acquisition and approximately $1.3 million represents the additional 22 days of operations in the March 31, 1997 results due to the Travelodge Acquisition.

Maintenance and property tax expense increased $2.0 million, from $1.1 million in 1996 to $3.1 million in 1997. Approximately $1.3 million of the increase results from the Canadian Acquisition and approximately $.4 million represents the additional 22 days of operations in the March 31, 1997 results due to the Travelodge Acquisition.

Depreciation and amortization expense for the first quarter of 1997 increased $.6 million when compared to the same period in 1996, primarily due to increased depreciation and amortization as a result of the Canadian Acquisition and the additional 22 days of operations in the March 31, 1997 results due to the Travelodge Acquisition offset by a reduction of depreciation for the Travelodge properties in the 1997 quarter as a result of the finalization of the purchase price allocation.

Interest expense (net of interest income) for the first quarter of 1997 increased $.5 million compared to 1996 due to borrowings made to consummate the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

TRAVELODGE ACQUISITION

        On January 23, 1996, the Company acquired the outstanding common stock of FHI for $98.4 million. In a related transaction prior to consummation of the Travelodge Acquisition, HFS and MOA acquired from FHI the Travelodge franchise system and 19 hotel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company consisted of fee and leasehold interests in 115 hotel properties, including sole ownership of 18 wholly owned hotels and joint venture interests in 97 additional hotel properties. Seven of the acquired FHI properties were subsequently disposed of. The Company financed approximately $60.4 million of the purchase price and related expenses of the Travelodge Acquisition with proceeds from the Company's former credit facility with Chemical Bank and Bankers Trust Company and paid the balance of $38.4 million with existing cash.

CANADIAN ACQUISITION

        On October 1, 1996, the Company purchased the CPLP Properties and a profits participation interest in certain hotel management contracts by paying approximately $70 million, including approximately $6.0 million for the profits participation interest. The acquisition included substantially all of CPLP's existing bank debt of $63.9 million, and closing costs (including real estate and transfer taxes of $1.8 million) and the assumption of the liability for identified trade payables and property specific bank debt, aggregating approximately another $7.4 million.

        In connection with the Canadian Acquisition, the Company became obligated to make certain payments to CPLP in future years pursuant to a future payments agreement (the "Future Payments Agreement"). Generally, the Company is obligated to pay to CPLP a percentage of net cash flow ("Remaining Cash Flow") generated by the hotels acquired from CPLP (the CPLP Hotels") remaining after all expenses have been paid and the Company has received a cumulative, compounded 13% per annum preferred return on its investment in the CPLP Hotels (the "Preferred Return"). The Company is then required to pay CPLP (i) 100% of Remaining Cash Flow up to C$600,000, (ii) 16% of the next C$1.8 million of Remaining Cash Flow after C$600,000 and (iii) 25% of Remaining Cash Flow in excess of C$2.4 million. The Company is also required to pay an amount equal to 25% of the net capital proceeds realized by the Company from any sales and refinancings of any CPLP Hotel, after payment to the Company of its investment in the CPLP Hotels, the Preferred Return and transaction costs. The Company is able to terminate its obligation to make these payments to CPLP at any time after December 31, 2000, but no later than October 1, 2008, upon making a termination payment of no less than C$800,000, calculated in accordance with the terms of the Future Payments Agreement. The Company had made no payments as of March 31, 1997 in accordance with the agreement.

        Further in connection with the Canadian Acquisition, the Company entered into a development agreement (the "Development Agreement") with NRG Management Services Ltd. ("NRG"), an affiliate of Royco Hotels and Resorts, Ltd. ("Royco") which manages the Company's Canadian hotels and any future hotels acquired by the Company in Canada, pursuant to which NRG has agreed to identify new hotel properties for acquisition and development in Canada on behalf of the Company. The Development Agreement provides that the Company will pay to NRG approximately $588,000 through October, 1997, and approximately $370,000 during each of the years ended October 1998 and October 1999. The Development Agreement is terminable at will by either party after October 1, 1997. The Company made payments totaling $91,000 for the quarter ended March 31, 1997.

        Also in connection with the Canadian Acquisition, the Company entered into a management services and franchise development agreement (the "MSFDA") with Royco. Under the MSFDA, Royco is responsible for assisting the Company in developing new Travelodge and Thriftlodge lodging facilities in Canada under the Canadian Master License. As compensation for its services under the MSFDA, Royco receives 50% of the profits generated from these management and franchise development operations. The MSFDA also provides for the payment to Royco of additional fees under certain circumstances, including, upon the satisfaction of fixed performance goals and the termination of the agreement. The term of the MSFDA commenced on September 30, 1996 and expires on December 31, 2006. The Company has the option to renew the MSFDA for three additional terms of ten years each. Upon the expiration of the MSFDA, or in the event the agreement is terminated, Royco has the option to acquire the Company's interest under its master franchise license for the Travelodge brand in Canada (the "Canadian Master License"). Under its terms, the Canadian Master License is assignable by the Company to Royco. Under the termination or expiration of the MSFDA, Royco shall have the option to purchase the Canadian Master License from the Company.

CHARTWELL DE MEXICO

        Through Chartwell de Mexico, the Company intends to develop hotel facilities throughout Mexico. Chartwell de Mexico is to be funded with up to $20 million in capital contributions, of which half are to be contributed by the Company. On September 18, 1996, the joint venture entered into a 30-year exclusive master franchise agreement (the "Mexican Master License") with HFS, pursuant to which the joint venture is entitled to franchise others to develop and operate, lodging facilities in Mexico under the Travelodge and Thriftlodge brand names. Chartwell de Mexico is obligated under the Mexican Master License to develop in various stages up to 1,140 hotel suites or resort lodging guest rooms by December 31, 2006. Under certain circumstances, including where the Company does not satisfy its development obligations in accordance with a prescribed schedule, the Mexican Master License may be terminated by HFS. The Company invested $1.3 million in Chartwell de Mexico in the first quarter.

HILTON ALLIANCE

        On January 20, 1997, the Company formed an alliance with Hilton pursuant to which the Company will own, develop, manage and operate at least 20 Hilton Garden Inn hotels in target markets nationwide under a franchise license. The initial term of the agreement is three years and represents a total investment of nearly $200 million by the Company, of which approximately $40 million is required to be funded by the Company as equity. Hilton is in negotiations to arrange for construction financing and permanent mortgage financing for the Hilton Garden Inn development program. There can be no assurance that such financing can be obtained. It is expected that 80% of the total construction costs will be financed, and the remaining 20% will be funded by the Company. The financing terms are expected to provide that upon obtaining a certificate of occupancy for each Hilton Garden Inn, the construction loan allocated for such hotel is expected to convert to a 15-year permanent mortgage. The Company expects to begin construction shortly of its first three Hilton Garden Inns in Sante Fe and Albuquerque, New Mexico, and Syracuse, New York.

CAPITAL IMPROVEMENT PROGRAM

        The Company has launched a major capital improvement program to increase room and occupancy rates by improving the quality of its properties. As part of this program, the Company expects to upgrade the interior and exterior of all U.S. and Canadian properties that do not meet corporate standards. During 1997, the Company intends to invest approximately $20 million in capital improvements, in addition to amounts budgeted for regular capital maintenance. Once this capital initiative is completed, the Company intends to maintain a regular program of capital improvements, including the renovation and refurbishment of certain of its existing hotels. The program is expected to enhance the competitiveness of its Travelodge hotels and increase profitability. The Company intends to finance this capital expenditure program with borrowings under the Credit Facility, proceeds from the Rights Offering, the Brahman Private Placement and the Baron Private Placement (as defined below) and excess cash on hand. The Company spent $5.3 million for capital improvements in the first quarter of 1997.

CONSOLIDATION OF OPERATIONS

        The Company is in the process of evaluating its operations at its three locations, El Cajon, New York and Calgary, with the intention of consolidating operations and improving operating efficiencies. Exit and severance costs of $.7 million were incurred during the first quarter of 1997. Additional costs may be incurred during 1997 in relation to closing facilities and additional severance costs as positions are consolidated and plans are finalized.

CREDIT FACILITIES:

REVOLVING CREDIT FACILITY

        The Company is a party to a Credit Facility among the Company, Chartwell Canada Corp., which is a subsidiary of the Company ("Chartwell Canada") and Chase Manhattan Bank. The Credit Facility provides that the Company may borrow up to $150 million under a revolving credit commitment (the "Commitment"), which may be utilized for the incurrence of revolving credit loans or the issuance of letters of credit. An amount of up to C$95 million of the Commitment is available to be borrowed by Chartwell Canada or Bear Financial Corp. ("Bear"), which is also a subsidiary of the Company, as a subfacility under the Credit Facility (the "Canadian Subfacility"). As of March 31, 1997, $80.7 million was drawn on the Credit Facility, including $15 million representing issuance of undrawn letters of credit. The Company is jointly and severally liable for all borrowings by Chartwell Canada or Bear under the Canadian Subfacility. Pursuant to this agreement, HFS has guaranteed $75 million of the Company's borrowings under the Credit Facility, for which the Company pays HFS an annual fee of $1.5 million. All outstanding obligations under the Credit Facility mature in August 2002.

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

BANK OF AMERICA LOAN AGREEMENT

        The Company has a loan agreement (which has been revised and extended during April, 1997) with Bank of America National Trust and Savings Association ("B of A"). That loan agreement (the "B of A Loan Agreement") permits the Company and certain of the joint ventures through which it owns hotels to make revolving credit borrowings in an aggregate amount of up to $10 million and provides for an uncommitted Credit Facility, which is available at the sole discretion of B of A, in an aggregate amount of up to $2.0 million. The B of A loan Agreement which was scheduled to expire on March 31, 1997, has been extended until December 31, 1997 at which time the Company's outstanding obligations under the agreement will become due. Revolving credit borrowings under the B of A Loan Agreement may be made, at the option of the Company, at short term borrowings, which have a maximum maturity of six months, or medium term borrowings, which have a maximum maturity of five years. Short term borrowings bear interest, at the option of the Company, at the B of A prime rate, 1/2 of 1% in excess of the B of A offshore rate or 3/4 of 1% in excess of the B of A CD rate. Medium term borrowings bear interest at the B of A prime rate. The borrowings under the B of A Loan Agreement are secured by a $15 million standby letter of credit issued under the Credit Facility (as part of the extension, the letter of credit will be reduced to $12.0 million.). The Company is obligated to pay a commitment fee at an annual rate of .1875% on the unutilized portion of the B of A Loan Agreement. Borrowings under the B of A Loan Agreement were approximately $6.7 million at March 31, 1997 of which approximately $3.6 million is allocable to the Company.

EQUITY OFFERINGS

        During the first quarter of 1997, the Company raised approximately $54.4 million of equity through a rights offering to its existing stockholders (the "Rights Offering"), a private placement (the "Brahman Private Placement") to funds managed by affiliates of Brahman Management, LLC ("Brahman") and a private placement (the "Baron Private Placement") to Baron Asset Fund ("Baron").

        Pursuant to the Rights Offering, which closed on March 13, 1997, after deducting expenses of approximately $1.2 million, the Company raised approximately $30.0 million in net proceeds through the sale of 2,228,977 shares of Common Stock. CL Associates and FSNL, the Company's two principal stockholders, invested approximately $15.8 million in the Company through the exercise of Rights they received. After giving effect to the Rights Offering, CL Associates and FSNL together own approximately 45.1% of the Company's outstanding shares of Common Stock.

        Pursuant to the Brahman Private Placement and the Baron Private Placement, which closed on January 31, 1997 and March 6, 1997, respectively, the Company raised an aggregate of approximately $23.2 million through the sale of an aggregate of 1,658,929 shares of Common Stock at $14.00 per share. Brahman, which manages investment funds including one affiliated with George Soros, purchased 1,000,000 shares of Common Stock. Baron, which is one of a family of funds managed by Ronald Baron, purchased 658,929 shares of Common Stock. As a result of their two purchases and after giving effect to the Rights Offering, Brahman and Baron own approximately 9.7% and 4.9%, respectively, of the Company's outstanding shares of Common Stock.

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

NOTES OFFERING

        The Company is in the process of pursuing a $100 million offering of senior notes due 2007. In connection with the Notes Offering, it is expected that the Company's existing $150.0 million credit facility will be terminated and replaced with a new secured facility of approximately $60.0 million (the "New Credit Facility") and the HFS guarantee and related $1.5 million annual fee will be eliminated. There can be no assurance that the Company will be able to successfully complete the Notes Offering or enter into the New Credit Facility and consummate the related refinancing of the Credit Facility. The Company intends to use the net proceeds from the Notes Offering to repay existing indebtedness under the Credit Facility and for working capital and general corporate purposes, including to fund current and future development projects. An extraordinary charge of $1.5 million would be incurred as a result of the early extinguishment of debt and the writeoff of the deferred financing costs associated with the Credit Facility if the offering of the Notes is completed.

        The Notes are expected to be unsecured, senior obligations of the Company ranking pari passu in right of payment with all other existing and future unsecured, senior indebtedness of the Company and senior in right of payment to all other existing and future subordinated indebtedness of the Company. The Notes will bear interest at a fixed rate and no amortization or sinking fund payments will be required with respect to the Notes. The Company had entered into treasury rate locks totaling $80.0 million to partially hedge the interest rate of the proposed offering. The treasury rate locks were settled on March 28, 1997 resulting in income from the hedge of $1.1 million. This income has been deferred and will be amortized over the life of the note offering.

CASH FLOWS

        Cash provided by operating activities was $ 1.2 million for the three months ended March 31, 1997 compared to $.6 million for the three months ended March 31, 1996. The increase relates primarily to the Canadian Acquisition.

        Cash used in investing activities was $9.1 million for the three months ended March 31, 1997 compared to $100.8 million for the three months ended March 31, 1996. This change relates primarily to the Travelodge Acquisition in the first quarter of 1996, with no similar acquisition occurring in the first quarter of 1997.

        Cash provided by financing activities was $42.4 million for the three months ended March 31, 1997 compared to $67.9 million for the three months ended March 31, 1996. In 1997, financing activities related to the sale of stock through the Rights Offering, and the Brahman and

Baron Private Placements. In 1996, finance activities related to borrowings to finance the Travelodge Acquisition.

SEASONALITY

        Room occupancy rates at its hotels are affected by normally recurring seasonal patterns and, in most locations in the United States and Canada, are higher in the late spring through early fall months than during the balance of the year, with the lowest occupancy rates occurring in the first quarter of the year. As a result, the Company experiences seasonal lodging revenue patterns similar to the hotel industry with the summer months, due to the increase in leisure travel, producing a higher revenue than other periods during the year.

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

ITEM 2.      CHANGES IN SECURITIES

             (i) On January 31, 1997, the Company sold an aggregate of 1,000,000 shares of Common Stock to affiliates of Brahman Management LLC for $14.00 per share, or an aggregate of $14 million.

             (ii) On March 6, 1997, the Company sold an aggregate of 658,929 shares of Common Stock to Baron Asset Fund for $14.00 per share, or an aggregate of $9,225,006.

             The issuances of securities described in paragraphs (i) and (ii) were not subject to the registration requirements of the Securities Act of 1933, as amended, because they were exempt from registration under Section 4(2) thereof for transactions by an issuer not involving any public offering.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) The Company held its Annual Meeting of Stockholders on May 1, 1997 (the "Annual Meeting).

             (c) (i) A consent to a waiver of a covenant under the Amended and Restated Stock Purchase Agreement, dated as of March 14, 1996, by and among Chartwell Leisure Associates L.P. II, FSNL LLC and the Company, which consent allows certain affiliates of Chartwell Leisure Associates L.P. II to hold interests in full-service, upper-end lodging properties, was granted at the Annual Meeting. The holders of 4,075,348 shares of Common Stock voted in favor of granting the consent and the holders of 214,843 shares voted against granting the consent. The holders of 86 shares of Common Stock abstained.

                  (ii) The Company's 1994 Stock Option Plan, as amended in October 1996 and March 1997 (the "Plan") was approved at the Annual Meeting. The holders of 9,798,084 shares of Common Stock voted in favor of the Plan and the holders of 525,378 shares voted against the Plan. The holders of 280 shares of Common Stock abstained.

                  (iii) Three Class III directors of the Company, Henry R. Silverman, Martin L. Edelman an Marc E. Leland, were elected at the Annual Meeting to serve on the Company's Board of Directors for a term expiring in 2000. Mr. Silverman received 12, 228,171 votes in favor of his election, 2,642 shares withheld. Mr. Edelman received 12,227,931 votes in favor of his election, 2,882 shares withheld. Mr. Leland received 12,228,271 votes in favor of his election, 2,542 shares withheld.

                  (iv) The appointment of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ended December 31, 1997 was ratified at the Annual Meeting. The holders of 12,228,602 shares of Common Stock voted in favor of the appointment of Deloitte & Touche LLP and the holders of 1,968 shares voted against the appointment of Deloitte & Touche LLP. The holders of 243 shares of Common Stock abstained.

ITEM 5.      OTHER INFORMATION

             Not Applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (A)  EXHIBITS

             None

             (B)  REPORTS ON FORM 8-K

             (i) The Company filed a Current Report on Form 8-K/A on February 7, 1997, reporting under Item 7 certain financial information related to the Canadian Acquisition, including (i) the Audited Financial Statements of Capital Properties Limited Partnership as at September 30, 1996 and 1995 and for each of the Three Years in the Period Ended September 30, 1996 and (ii) certain Unaudited Pro Forma Condensed Consolidated Financial Statements of the Company. The Form 8-K/A amended the Company's Current Report on Form 8-K filed on October 15, 1996 and the Company's Current Report on Form 8-K/A filed on December 12, 1996.

             (ii) The Company filed a Current Report on Form 8-K/A on February 26, 1997, reporting under Item 7 certain financial information related to the Canadian Acquisition, including (i) the Audited Financial Statements of Capital Properties Limited Partnership as at September 30, 1996 and 1995 and for each of the Three Years in the Period Ended September 30, 1996 and (ii) certain Unaudited Pro Forma Condensed Consolidated Financial Statements of the Company. The Form 8-K/A amended the Company's Current Report on Form 8-K filed on October 15, 1996, the Company's Current Report on Form 8-K/A filed on December 12, 1996, and the Company's Current Report on Form 8-K/A filed on February 7, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CHARTWELL LEISURE INC.


Date: May 14, 1997                    /s/  Kenneth  J. Weber
------------------------              -------------------------------------
                                      Kenneth  J. Weber
                                      Chief Financial Officer (Duly
                                      Authorized Officer of the Registrant)
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)