Form 10-Q
period 1997-06-30
CHARTWELL LEISURE INC
filed 1997-08-14
CIK 929929

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             -----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997
                                       OR

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


               Yes [X]                                 No


As of June 30, 1997, there were 13,406,531 shares of the Registrant's common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

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

                              INDEX                                   PAGE NO.

PART I.        FINANCIAL INFORMATION

    Item 1.    Condensed Consolidated Balance Sheets                    1

               Condensed Consolidated Statements of                     2
               Operations

               Condensed Consolidated Statements of Cash                3
               Flows

               Notes to Condensed Consolidated Financial                4
               Statements

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations            7

PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings                                        15

    Item 2.    Changes in Securities                                    15

    Item 3.    Defaults Upon Senior Securities                          15

    Item 4.    Submission of Matters to a Vote of                       15
               Security Holders

    Item 5.    Other Information                                        15

    Item 6.    Exhibits and Reports on Form 8-K                         16

CHARTWELL LEISURE INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------
                                                                        June 30,        December 31,
ASSETS:                                                                     1997                1996

CURRENT ASSETS:
  Cash and cash equivalents                                        $      51,237        $     17,590
  Accounts receivable - Net                                                6,137               7,356
  Loans receivable                                                         8,270               2,687
  Prepaid and other current assets                                         5,125               3,010
                                                                     -----------         -----------
          Total current assets                                            70,769              30,643
INVESTMENTS                                                                  500                 500
LOANS RECEIVABLE                                                           2,834               9,767
JOINT VENTURE INTERESTS                                                   19,589              19,328
PROPERTY AND EQUIPMENT - Net                                             171,085             157,766
MANAGEMENT CONTRACTS - Net                                                 2,866               2,961
DEFERRED TAX  ASSET                                                        1,200               1,200
OTHER ASSETS                                                               9,206               9,873
                                                                     -----------         -----------
TOTAL ASSETS                                                         $   278,049         $   232,038
                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                   $     5,099         $     3,594
  Accrued expenses                                                        12,066              12,139
  Current portion of long-term debt and capital lease                      5,875               7,442
                                                                     -----------         -----------
          Total current liabilities                                       23,040              23,175
LONG-TERM DEBT                                                            77,283              85,028
CAPITALIZED LEASE OBLIGATION                                               4,981               5,090
OTHER LIABILITIES                                                          1,219               4,068
            Total liabilities                                            106,523             117,361
MINORITY INTEREST                                                          4,444               3,459
STOCKHOLDERS' EQUITY:

  Common stock                                                               134                  95
  Paid-in capital                                                        214,655             161,480
  Accumulated deficit                                                   (47,656)            (50,386)
  Foreign currency translation adjustment                                   (51)                  29
                                                                     -----------         -----------
          Total stockholders' equity                                     167,082             111,218
                                                                     -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  278,049         $   232,038
                                                                     ===========         ===========


See notes to condensed consolidated financial statements.

CHARTWELL LEISURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

                                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                                     1997             1996              1997              1996
REVENUE:
  Hotel revenue                                              $     31,175       $   19,029       $  55,470      $     31,497
  Other income                                                      2,029            1,050           2,488             1,633
  Equity in earnings of unconsolidated joint ventures               1,360            1,696           2,120             2,510
                                                            -------------       -------------     -------------  -----------
         Total revenue                                             34,564           21,775          60,078            35,640
                                                            -------------       -------------     -------------  -----------
OPERATING EXPENSES:
  Hotel  operating expense                                         11,226            8,068          22,134            13,459
  General and administrative                                        6,701            4,349          12,481             8,016
  Marketing, franchise and reservation fees                         2,833            1,936           5,474             3,289
  Maintenance and property taxes                                    3,165            1,486           6,210             2,566
  Rent                                                              1,366            1,396           2,534             2,332
  Depreciation and amortization                                     2,359            2,467           4,746             4,250
  Minority interest                                                   517              350             742               447
  Office restructuring charge                                          80                -             780                 -
  General and administrative, related party                             -              375               -               772
  Provision for losses on gaming assets                                 -            9,069               -             9,447
                                                            -------------       -------------     -------------  -----------
         Total operating expenses                                  28,247           29,496          55,101            44,578
                                                            -------------       -------------     -------------  -----------

OPERATING INCOME (LOSS)                                             6,317          (7,721)           4,977           (8,938)
INTEREST INCOME (EXPENSE) - NET                                     (513)          (1,219)         (1,714)           (1,933)
GAIN (LOSS) ON SALE OF FIXED ASSETS                                  (98)               -               4                  -
                                                            -------------       -------------     -------------  -----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE                             5,706          (8,940)           3,267          (10,871)
INCOME TAX EXPENSE                                                  (181)               -             (538)                -
                                                            -------------       -------------     -------------  -----------
NET INCOME (LOSS)                                          $        5,525      $   (8,940)       $   2,729      $   (10,871)
                                                            =============       ==============     =============  ===========
PER SHARE INFORMATION:
  Net Income (Loss)                                           $      0.40     $     (1.52)        $    0.22      $     (1.85)
                                                            =============       ==============     =============  ===========
  Weighted average common shares outstanding                       13,812            5,868           12,539             5,868
                                                            =============       ==============     =============  ===========


See notes to condensed consolidated financial statements.

CHARTWELL LEISURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 and 1996
(In Thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                    1997              1996



 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   $     7,934      $      1,553
                                                                                            ------------     -------------


INVESTING ACTIVITIES:
     Issuance of notes receivable                                                                   (20)             (263)
     Travelodge acquisition, net of cash acquired                                                      -          (99,175)
     Principal payments received on loans                                                            982             6,276
     Other acquisitions and additions to property and equipment                                 (15,507)           (2,781)
     Proceeds from hotel disposals                                                                   352                 -
     Investment in Chartwell de Mexico                                                           (1,292)                 -
     Other assets and investments                                                                  (361)                 -
                                                                                             -----------     -------------

                   Net cash (used in) investing activities                                      (15,846)          (95,943)
                                                                                          --------------     -------------

FINANCING ACTIVITIES:
     Proceeds of borrowing                                                                           997            70,000
     Loan closing costs                                                                                -           (1,622)
     Repayment on borrowings                                                                    (12,655)          (10,986)
     Proceeds from sale of common stock (net of expenses of $1.2 million)                         53,217                 -
                                                                                         ---------------      ------------

                    Net cash provided by financing activities                                     41,559            57,392
                                                                                          --------------     -------------

NET INCREASE/ (DECREASE)  IN CASH AND CASH EQUIVALENTS                                            33,647          (36,998)
                                                                                           -------------     -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    17,590            51,470
                                                                                           -------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $      51,237     $      14,472
                                                                                           =============     =============


See notes to condensed consolidated financial statements

CHARTWELL LEISURE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The condensed consolidated balance sheet of Chartwell Leisure Inc. and its subsidiaries (the "Company" or "Chartwell") as of June 30, 1997 and the related condensed consolidated statements of operations and cash flows for the six month period ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2.    ACQUISITIONS AND SALE OF STOCK

      Travelodge Acquisition - On January 23, 1996, the Company acquired the outstanding common stock of Forte Hotels, Inc. ("FHI") for $98.8 million plus expenses (the "Travelodge Acquisition"). In related transactions on January 23, 1996, prior to consummation of the Travelodge Acquisition, HFS Incorporated ("HFS") and Motels of America, Inc. acquired from FHI the Travelodge franchise system and 19 hotel properties, respectively, for an aggregate purchase price of $71.6 million. The principal assets of FHI acquired by the Company included 18 wholly-owned hotels, and joint venture interests in 97 other lodging facilities (twelve of which were subsequently disposed). The Company financed approximately $60.4 million of the purchase price with proceeds from a bank revolving credit facility and $38.4 million with existing cash.

      The Travelodge Acquisition was accounted for by the purchase method. The operating results of the acquired company are included in the consolidated statements of operations from its acquisition date, January 23, 1996.

      Canadian Acquisition - On October 1, 1996, the Company acquired (the "Canadian Acquisition") from Capital Properties Limited Partnership ("CPLP"), 20 hotels and a one-half interest in an additional hotel, consisting of approximately 3,500 guest rooms, which hotels are located throughout Canada and franchised under the "Travelodge" brand name. The Company paid approximately $70.0 million to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes and transfer taxes), as well as its assumption of liability for identified trade payables and property specific bank debt, aggregating approximately $7.0 million. Also, the Company may be required to make certain contingent payments to CPLP's constituent partners following a preferred return to the Company. In connection with the Canadian Acquisition on October 1, 1996, the Company borrowed $65.9 million under its credit facility. The Canadian Acquisition was accounted for by the purchase method. The operating results of the acquired company are included in the consolidated statements of operations from its acquisition date, October 1, 1996.

      Sale of Stock - On August 8, 1996, the Company sold 4 million shares of the Company's Common Stock to an investment group ("CL Associates") primarily consisting of members of the Fisher Brothers family and a trust for the benefit of Gordon Getty and members of his family and a limited liability company ("FSNL") owned principally by a trust for the benefit of Charles de Gunzberg for an aggregate purchase price of $57.0 million.

      The following presents the unaudited pro forma consolidated results of operations for the six months ended June 30, 1996 as if all of the transactions described above occurred on January 1, 1996, giving effect to the sale of stock and financing costs associated with the Travelodge Acquisition and Canadian Acquisition.


                        Six Months Ended
                         June 30, 1996
----------------------------------------------------------------
            (In Thousands Except per Share Amounts)


          Revenue                                   $55,314

          Net Loss                                 $(9,837)

          Net loss per share                         $(.99)




      The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

3.    STOCK OPTIONS

      In March, 1997, the Board of Directors authorized an additional one million shares for grant pursuant to the Company's 1994 Stock Option Plan, as amended, bringing the total number of shares reserved for issuance to 4 million. The increase in the number of shares authorized for grant was approved at the stockholders' meeting held on May 1, 1997. Options for 20,000 shares of common stock were granted on May 5, 1997 at an exercise price of $12.25, representing fair market value on the date of the grant.

4.    INCOME TAXES

      As of December 31, 1996, the Company had approximately $16.9 million of tax loss carryforwards. The amount of $16.9 million includes net operating loss carryforwards of approximately $13.1 million of which $1.1 million expire in 2009, $9.9 million expire in 2010, and $2.1 million expire in 2011. Also included in the $16.9 million of tax loss carryforwards are capital loss carryforwards of approximately $3.8 million which expire at December 31, 2001. The use of the loss carryforwards will be restricted over several years pursuant to Section 382 of the Internal Revenue Code of 1986. Due to the Company's recurring operating losses prior to the second quarter of 1997, the Company has not recorded any tax benefit for net operating loss carryforwards. Income tax expense of $0.5 million for the six months ended June 30, 1997 primarily consists of Canadian withholding and state franchise tax.

5.    PRESENTATION

      Certain items have been reclassified from the prior year to conform with the current period's presentation.

6.    SUBSEQUENT EVENTS

      Sale of Casino Building and Barge - On August 4, 1997, the Company sold its interest in a barge and other related assets to Boomtown, Inc. for net proceeds of $0.3 million. Since the book value of this asset had been written down to zero, the Company will recognize a gain on sale of $0.3 million.

      Prepayment of Rainbow Casino Corporation Loan Receivable - In August 1997, the Company collected in full its loan receivables from Rainbow Casino Corporation. The balance of the receivable at June 30, 1997 was $6.2 million. In connection with this receipt, the Company will incur a charge of $.4 million for the write-off of the deferred costs associated with the loan receivable.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL OVERVIEW

      Chartwell owns, directly or with joint venture partners, 122 hotel properties (plus three sub-leased properties) in both the full-service and limited-service segments, with an aggregate of 11,072 guest rooms, located in 25 states and six Canadian provinces. In the full-service segment, Chartwell operates 30 hotels aggregating 5,915 guest rooms (of which 5,730 rooms represent Chartwell's ownership interest) that contributed approximately 73% of Chartwell's hotel revenues during the six month period ended June 30, 1997, and approximately 71% of the Company's property level hotel earnings before interest expense, income tax expense, and depreciation and amortization expenses ("EBITDA") during the six month period ended June 30, 1997. Chartwell's remaining 92 hotels, consisting of 5,157 rooms (of which 2,227 rooms represent Chartwell's ownership interest), operate in the limited-service segment, principally under the Travelodge brand. Chartwell's strategy is to be an opportunistic acquirer and developer of diversified hotel properties that it believes provide the potential for cash flow and earnings growth, principally through rebranding, repositioning, reimaging and remarketing. As an owner of hotels, the Company's goal is to capitalize on positive industry fundamentals, and to produce strong earnings growth due to the operating leverage inherent in hotel ownership.

      SECOND QUARTER HIGHLIGHTS

             o Net income of $5.5 million and earnings per share of $.40 in the three months ended June 30, 1997 were record results for the Company.

             o Revenue per available room ("REVPAR") on a pro forma basis for those hotels operating for at least 12 consecutive months increased approximately 6.2% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

             o Chartwell made solid progress with its development program with nine hotels currently under development with construction commencing on two locations as follows:

                                Expected        Expected          Expected
          Location             Franchise      No. of Rooms         Opening         Owners
1)  Dallas, Texas               Wingate            114          1st Qtr 1998        (A)
2)  Mexico City, Mexico          Hilton            129          1st Qtr 1998        (B)
---------------------------- -------------- -----------------  ---------------  -----------

             o  The following locations are under development:

                                     Expected             Expected
        Location                     Franchise          No. of Rooms    Owners
        --------
    1    Santa Fe, New Mexico       Hilton Garden Inn      123             (A)
    2    Albuquerque, New Mexico    Hilton Garden Inn      123             (A)
    3    San Diego, California      Hilton Garden Inn      159             (A)
    4    Indianapolis, Indiana      Hilton Garden Inn      159             (A)
    5    Syracuse, New York         Hilton Garden Inn      159             (C)
    6    Willow Grove, Pennsylvania Hilton Garden Inn      159             (C)
    7    Juarez, Mexico             Hilton Garden Inn      159             (B)
          (A)  Wholly Owned
          (B) Owned by Chartwell de Mexico in which Chartwell Leisure is a 50% partner.
          (C) Joint Venture with Pioneer Development Corp.

             o The Company spent approximately $8.7 million for capital improvements at its hotels.

             o The Company entered into a joint venture with Pioneer Development Corp. to jointly develop and own Hilton Garden Inns in certain eastern cities.

             o The Company has hired the investment banking firms Bear Stearns & Co., Inc. and Chase Securities Inc. to help the Company consider strategic alternatives, including a possible sale of the Company.


         RESULTS OF OPERATION

         June 30, 1997 Compared to Pro Forma June 30, 1996

         The pro forma financial data includes the operations of Forte Hotels, Inc. and Capital Properties Limited Partnership for the six months ended June 30, 1996, as if the Travelodge Acquisition and the Canadian Acquisition (together, the "Acquisitions") had occurred on January 1, 1996, giving effect to financing costs associated with the acquisitions, depreciation and amortization associated with the acquired properties and the sale of 4 million shares of newly issued common stock on August 8, 1996. The pro forma financial data also includes revenues and expenses associated with the Company's gaming business which include a provision for losses on gaming assets of $9.4 million for the six month period ended June 30, 1996.

         The Company spent $5.3 million for capital improvements at its hotels in the first quarter of 1997 and $8.7 million in the second quarter of 1997. The Company also implemented a hotel-wide policy called "Prideful Maintenance" which stresses the importance of making necessary and preventative maintenance and repairs. As a result of the upgrade program, maintenance and repairs increased approximately $0.9 million in the first six months of 1997 compared to the same period in 1996. Chartwell believes the rebranding and renovation program has increased, and will continue to increase Chartwell's REVPAR. The average daily room rate ("ADR") from properties operating for at least twelve consecutive months rose 3.6% from $52.34 in 1996 to $54.21 in 1997. As a result of the increase in ADR, REVPAR grew 5.2% to $34.49, and hotel revenues increased by $4.8 million or 8.7% from $55.3 million in 1996 to $60.1 million in 1997. Rooms out of service as a result of the renovation work are not excluded when computing the REVPAR numbers shown above. EBITDA for the six months ended June 30, 1997 was $11.3 million before giving effect to a $0.8 million charge for the costs associated with closing the Company's El Cajon, California office. Pro forma EBITDA for the comparable 1996 period was $9.9 million before non-cash provision for loss on gaming assets.

         HOTEL OPERATING PERFORMANCE (U.S. AND CANADA)

         Chartwell's REVPAR increased in the three months and six months ended June 30, 1997 compared to REVPAR during the same periods in 1996. Results are as follows:


                                     Three Months Ended
            -------------------------------------------------------------------

                June 30, 1997           June 30, 1996 (1)             Increase
  Occupancy         70.0%                     68.2%                     2.6%
     ADR           $55.22                    $53.41                     3.4%
   REVPAR          $38.65                    $36.41                     6.2%

                                      Six Months Ended
            -------------------------------------------------------------------

                June 30, 1997           June 30, 1996 (1)             Increase
  Occupancy         63.6%                     62.7%                     1.4%
     ADR           $54.21                    $52.34                     3.6%
   REVPAR          $34.49                    $32.80                     5.2%
   (1)  Pro forma

         U.S. HOTEL OPERATING PERFORMANCE

         In the United States, Chartwell's REVPAR increased in the three months and six months ended June 30, 1997 compared to the REVPAR during the same period in 1996. The REVPAR growth was fueled by increases in ADR. Results for Chartwell's U.S. Hotels are as follows:


                                  Three Months Ended
            --------------------------------------------------------------------

             June 30, 1997             June 30, 1996         Increase (Decrease)
  Occupancy      69.7%                     69.9%                    (.3%)
     ADR        $64.21                    $60.93                     5.4%
   REVPAR       $44.73                    $42.56                     5.1%

                                   Six Months Ended
            --------------------------------------------------------------------

             June 30, 1997           June 30, 1996 (1)       Increase (Decrease)
  Occupancy      64.9%                     66.1%                    (1.8%)
     ADR        $62.42                    $59.17                     5.5%
   REVPAR       $40.52                    $39.09                     3.7%
   (1) Pro forma

         CANADIAN HOTEL OPERATING PERFORMANCE

         Chartwell's REVPAR for its Canadian Hotels increased to $30.05 for the second quarter of 1997 as compared to $27.23 during the second quarter of 1996 (pro forma), an increase of 10.4%. Chartwell has recently completed a $4.0 million capital improvement and renovation program of its Canadian Hotels.


                                           Three Months Ended
                ---------------------------------------------------------------

                  June 30, 1997           June 30, 1996 (1)             Increase
    Occupancy         70.5%                     65.6%                     7.5%
       ADR           $42.63                    $41.47                     2.8%
     REVPAR          $30.05                    $27.23                    10.4%

                                        Six Months Ended
                ---------------------------------------------------------------

                  June 30, 1997           June 30, 1996 (1)             Increase
    Occupancy         61.8%                     57.7%                     7.1%
       ADR           $42.01                    $41.00                     2.5%
     REVPAR          $25.95                    $23.67                     9.6%
     (1)  Pro forma

       Historical Six Month Period Ended June 30, 1997 Compared to the Comparable 1996 Period

       RESULTS OF OPERATIONS -- REVENUE OVERVIEW

       Hotel revenue increased by $24.0 million, from $31.5 million in 1996 to $55.5 million in 1997. Approximately $17.5 million of the increase represented hotel revenue generated from the Canadian Acquisition and approximately $4.0 million of the increase represents an additional 22 days of operations in the June 30, 1997 results versus the June 30, 1996 results due to the fact that the Travelodge Acquisition was consummated on January 23, 1996.


       RESULTS OF OPERATIONS - EXPENSE OVERVIEW

       Hotel operating expense increased $8.6 million, from $13.5 million in 1996 to $22.1 million in 1997. Approximately $6.0 million of the increase represents hotel operating expense from the Canadian Acquisition in October, 1996 and approximately $1.8 million represents the additional 22 days of operations in the June 30, 1997 results due to the Travelodge Acquisition.

       General and administrative expense increased $4.5 million, from $8.0 million in 1996 to $12.5 million in 1997. Approximately $1.5 million of the increase results from the Canadian Acquisition and approximately $0.8 million represents the additional 22 days of operations in the June 30, 1997 results due to the Travelodge Acquisition. Included in general and administrative expense for the six month ended June 30, 1997 are professional fees of $0.4 million relating to the termination of a proposed notes offering and $0.4 million relating to due diligence costs associated with an acquisition which was never consummated.

       Marketing, franchise and reservation fees expense increased $2.2 million, from $3.3 million in 1996 to $5.5 million in 1997. Approximately $1.6 million of the increase results from the Canadian Acquisition and approximately $0.6 million represents the additional 22 days of operations in the June 30, 1997 results due to the Travelodge Acquisition.

       Maintenance and property tax expense increased $3.6 million, from $2.6 million in 1996 to $6.2 million in 1997. Approximately $2.6 million of the increase results from the Canadian Acquisition and approximately $0.4 million represents the additional 22 days of operations in the June 30, 1997 results due to the Travelodge Acquisition. The Company also implemented a hotel-wide policy called "Prideful Maintenance" which stresses the importance of making necessary and preventative maintenance and repairs. As a result of the upgrade program, maintenance and repairs increased approximately $0.9 million in the first six months of 1997 compared to the same period in 1996.

       Depreciation and amortization expense for the first six months of 1997 increased $0.5 million as compared to the same period in 1996, primarily due to increased depreciation and amortization as a result of the Canadian Acquisition and the additional 22 days of operations in the June 30, 1997 results due to the Travelodge Acquisition offset by a reduction of depreciation in the 1997 period for the properties purchased in the Travelodge Acquisition as a result of the finalization of the purchase price allocation.

       Interest expense (net of interest income) for the first six months of 1997 decreased $0.2 million compared to 1996 primarily due to an increase in interest income from additional cash received in the Rights Offering and two private placements (described below).

       Liquidity and Capital Resources

       As of June 30, 1997, Chartwell has approximately $82.3 million of outstanding long-term debt and approximately $51.2 million of cash. In addition, Chartwell has approximately $72.0 million available under its Chase Credit Facility and $2.9 million available under its Bank of America Credit Facility.

       The biggest component of long-term debt is approximately $66.0 million drawn under the Chase Facility. The money has been borrowed in Canadian funds (C $91.0 million) and currently bears interest at a rate of 4.1%. Borrowing in Canadian dollars has the additional advantage of providing a foreign currency hedge against the Canadian denominated revenues received from the Company's Canadian hotels.

       The total weighted average interest rate on the long-term debt is approximately 6.4% as of June 30, 1997 (inclusive of a $1.5 million annual guarantee fee payable to HFS, Inc. for its guarantee of a portion of the Chase facility).

       The Company's ratio of current assets to current liabilities at June 30, 1997 was 3.1:1.

          In connection with the Canadian Acquisition on October 1, 1996, the Company entered into a development agreement (the "Development Agreement") with NRG Management Services Ltd. ("NRG"), an affiliate of Royco Hotels and Resorts, Ltd. ("Royco") which manages the Company's Canadian hotels and any future hotels acquired by the Company in Canada, pursuant to which NRG has agreed to identify new hotel properties for acquisition and development in Canada on behalf of the Company. The Development Agreement provides that the Company will pay to NRG approximately $0.6 million through its expiration in October, 1997.

       Chartwell de Mexico

          Chartwell de Mexico, a joint venture in which the company owns a 50% interest, intends to develop hotel facilities throughout Mexico. Chartwell de Mexico is to be funded with up to $20.0 million in capital contributions, of which half are to be contributed by the Company. On September 18, 1996, the joint venture purchased a 30-year exclusive master franchise agreement (the "Mexican Master License") from HFS, pursuant to which the joint venture is entitled to franchise others to develop and operate, lodging facilities in Mexico under the Travelodge and Thriftlodge brand names. Chartwell de Mexico is obligated under the Mexican Master License to develop in various stages up to 1,140 hotel rooms by December 31, 2006. Under certain circumstances, including where the Company does not satisfy its development obligations in accordance with a prescribed schedule, the Mexican Master License may be terminated by HFS. Currently, Chartwell de Mexico has identified 60 sites in 15 cities, gained control of four sites, begun development on two sites and construction on one site (a Hilton, at the Mexico City Airport). The Company invested $1.3 million in Chartwell de Mexico in the first six months of 1997.

       U.S. Hilton Alliance

          On January 20, 1997, the Company entered into a "Memorandum of Understanding" with Hilton Hotels Corporation ("Hilton") pursuant to which the Company will own, develop, manage and operate at least 20 Hilton Garden Inn hotels in target markets nationwide under a franchise license. The initial term of the agreement is three years and represents a total investment of nearly $200.0 million by the Company, of which approximately $40.0 million is expected to be funded by the Company as equity. The Company and Hilton are in negotiations to arrange for construction financing and permanent mortgage financing for the Hilton Garden Inn development program. There can be no assurance that such financing can be obtained. It is expected that 80% of the total construction costs will be financed, and the remaining 20% will be funded by the Company. Hilton is expected to guarantee up to 25% of all construction financing. The Company has seven Hilton Garden Inns under development.

       Capital Improvement Program

          The Company has launched a major capital improvement program to increase room and occupancy rates by improving the quality of its properties. As part of this program, the Company expects to upgrade the interior and exterior of all U.S. and Canadian properties that do not meet corporate standards. During 1997, the Company intends to invest approximately $20.0 million in capital improvements (of which approximately $14.0 million has been spent through June 30, 1997), in addition to amounts budgeted for regular capital improvements. Once this capital initiative is completed, the Company intends to maintain a regular program of capital improvements, including the renovation and refurbishment of certain of its existing hotels. The program is expected to enhance the competitiveness of its hotels and increase profitability.

      Restructuring Program

       The company is in the process of consolidating certain corporate functions from its office in El Cajon, California to Calgary, Canada with the intention of achieving cost savings and improving operating efficiencies. Exit and severance cost of $0.8 million were incurred during the six months ended June 30, 1997. Additional costs may be incurred during 1997 in relation to closing facilities and additional severance costs as positions are consolidated and plans are finalized.

       Recent Developments

       In June, 1997, the Board of Directors of the Company determined that in light of current market conditions, it would in be in the best interests of the Company's shareholders to consider various alternatives to enhance shareholder value, including a possible sale of the Company. Chartwell has hired the investment banking firms Bear, Stearns & Co., Inc. and Chase Securities Inc. to help the Company consider strategic alternatives, including a possible sale of the Company. Bear Stearns has contacted various potential buyers of the Company on the Company's behalf.

       Credit Facilities:

       Revolving Credit Facility

          The Company is a party to a credit facility (the "Credit Facility") with the Chase Manhattan Bank and other banks named therein. The Credit Facility provides that the Company may borrow up to $150.0 million under a revolving credit commitment (the "Commitment"), which may be utilized for the incurrence of revolving credit loans or the issuance of letters of credit. An amount of up to C$95.0 million of the Commitment is available to be borrowed as a subfacility under the Credit Facility. As of June 30, 1997, $77.9 million was drawn on the Credit Facility, inclusive of $12.0 million of letters of credit. Pursuant to this agreement, HFS has guaranteed $75.0 million of the Company's borrowings under the Credit Facility, for which the Company pays HFS an annual fee of $1.5 million. All outstanding obligations under the Credit Facility mature in August 2002.

          The aggregate revolving credit commitment is scheduled to be reduced by $7.5 million in 1998, $17.5 million in 1999, $20.0 million in 2000 and 2001, and $85.0 million in 2002. To the extent outstanding borrowings exceed the resulting commitment amount, principal will be required to be repaid. The revolving credit commitment amount also will be reduced and, to the extent outstanding borrowings exceed the resulting commitment amount, principal will be repaid upon the occurrence of certain events.

          The Credit Facility contains covenants restricting, with certain exceptions, the Company and its subsidiaries and joint ventures from: (i) creating, incurring or assuming any liens; (ii) merging or consolidating or disposing of its assets, or acquiring assets from any other person;
       (iii) changing the nature of their respective businesses; (iv) incurring indebtedness other than existing indebtedness, subordinated indebtedness not to exceed $50.0 million to finance permitted acquisitions and other permitted indebtedness specified in the Credit Facility; (v) modifying the agreements relating to the Company's indebtedness and preferred stock or its corporate charter documents; and (vi) prohibiting the payment of dividends.

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

          Bank of America Loan Agreement

          The Company has a loan agreement with Bank of America National Trust and Savings Association ("B of A"). That loan agreement (the "B of A Loan Agreement") permits the Company and certain of the joint ventures through which it owns hotels to make revolving credit borrowings in an aggregate amount of up to $10.0 million and provides for an uncommitted Credit Facility, which is available at the sole discretion of B of A, in an aggregate amount of up to $2.0 million. The B of A loan Agreement is scheduled to expire on December 31, 1997 at which time the Company's outstanding obligations under the agreement will become due. Revolving credit borrowings under the B of A Loan Agreement may be made, at the option of the Company, as short term borrowings, which have a maximum maturity of six months, or medium term borrowings, which have a maximum maturity of five years. Short term borrowings bear interest, at the option of the Company, at the B of A prime rate, 1/2 of 1% in excess of the B of A offshore rate or 3/4 of 1% in excess of the B of A CD rate. Medium term borrowings bear interest at the B of A prime rate. All borrowings fully amortize during their term. The borrowings under the B of A Loan Agreement are secured by a $12.0 million standby letter of credit issued under the Credit Facility. The Company is obligated to pay a commitment fee at an annual rate of .1875% on the unutilized portion of the B of A Loan Agreement. The Company primarily utilizes B of A loans to finance capital improvements for the U.S. joint venture hotels. Borrowings under the B of A Loan Agreement were approximately $7.1 million at June 30, 1997 of which approximately $3.8 million is allocable to the Company.


          Equity Offerings

          During the first quarter of 1997, the Company raised approximately $54.4 million of equity through a rights offering to its stockholders (the "Rights Offering"), a private placement (the "Brahman Private Placement") to funds managed by affiliates of Brahman Management, LLC ("Brahman") and a private placement (the "Baron Private Placement") to Baron Asset Fund ("Baron").

          Pursuant to the Rights Offering, which closed on March 13, 1997, after deducting expenses of approximately $1.2 million, the Company raised approximately $30.0 million in net proceeds through the sale of 2,228,977 shares of Common Stock. CL Associates and FSNL, the Company's two principal stockholders, invested approximately $15.8 million in the Company through the exercise of Rights they received. After giving effect to the Rights Offering, CL Associates and FSNL together own approximately 45% of the company's outstanding shares of Common Stock.

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

          The Company intends to use the proceeds of the Rights Offering, the Brahman Private Placement and the Baron Private Placement to fund the construction of Hilton Garden Inns under the Company's announced alliance with Hilton, to fund the Company's Mexican joint venture, to redevelop the Company's existing hotels and for general corporate purposes. In addition, as the Company from time to time evaluates potential acquisition opportunities, the Company may also use a portion of the net proceeds to acquire additional hotels.

          Notes Offering

          The Company terminated its proposed $100.0 million offering of senior notes due 2007 and incurred professional fee expenses in the amount of $0.4 million which are recorded in general and administrative expense.

          The Company had entered into treasury rate locks totaling $80.0 million to partially hedge the interest rate of the proposed offering. The treasury rate locks were settled on March 28, 1997 resulting in proceeds from the hedge of $1.1 million. These proceeds were recorded in the first quarter 1997 as other liabilities pending the outcome of the note offering. Since the note offering was terminated in the second quarter of 1997, hedge income was recognized and recorded in Other Income.

          Cash Flows

          Cash provided by operating activities was $7.9 million for the six months ended June 30, 1997 compared to $1.6 million for the six months ended June 30, 1996. The increase relates primarily to the Canadian Acquisition and an increase in earnings in 1997 compared to 1996.

          Cash used in investing activities was $15.8 million for the six months ended June 30, 1997 compared to $95.9 million for the six months ended June 30, 1996. This change relates primarily to the Travelodge Acquisition, with no similar acquisition occurring in 1997.

          Cash provided by financing activities was $41.6 million for the six months ended June 30, 1997 compared to $57.4 million for the six months ended June 30, 1996. In 1997, financing activities related to the sale of stock through a Rights Offering, and two private placements. In 1996, finance activities related to borrowings to finance the Travelodge Acquisition.

          Seasonality

          Room occupancy and rates at its hotels are affected by normally recurring seasonal patterns and, in most locations in the United States and Canada, are higher in the late spring through early fall months than during the balance of the year, with the lowest occupancy rates occurring in the first quarter of the year. As a result, the Company experiences seasonal lodging revenue patterns similar to the hotel industry with the summer months, due to the increase in leisure travel, producing a higher revenue than other periods during the year.

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

       None.

       Item 3. Defaults upon Senior Securities

       None.

       Item 4. Submission of Matters to a Vote of Security Holders

       On May 1, 1997, the Company held its annual meeting of stockholders, (the "Annual Meeting"). Three Class III Directors of the Company, Henry R. Silverman, Martin L. Edelman and Marc E. Leland, were elected to serve on the Company's Board of Directors for a term expiring in 2000. Mr. Silverman received 12,228,171 votes in favor of his election, 2,642 shares withheld. Mr. Edelman received 12,227,931 votes in favor of his election, 2,882 shares withheld. Mr. Leland received 12, 228,271 votes in favor of his election, 2,542 shares withheld.

       Also at the Annual Meeting, a proposal to approve a consent to a waiver of a covenant under the Amended and Restated Stock Purchase Agreement, dated as of March 14, 1996, by and among Chartwell Leisure Associates L.P. II ("CL Associates"), FSNL LLC and the Company, which consent would allow certain affiliates of CL Associates to hold interests in full-service, upper-end lodging properties, was approved. The holders of 4,075,348 shares of Common Stock voted in favor of the proposal and the holders of 214,843 shares voted against the proposal. The holders of 86 shares of Common Stock abstained.

       Also at the Annual Meeting, a proposal to approve the Company's 1994 Stock Option Plan, as amended in October, 1996 and March, 1997, was approved. The holders of 9,798,084 shares of Common Stock voted in favor of the proposal and the holders of 525,378 shares voted against the proposal. The holders of 280 shares of Common Stock abstained.

       Also at the Annual Meeting, the appointment of Deloitte and Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 1997 was ratified. The holders of 12,228,602 shares of Common Stock voted in favor of the ratification and the holders of 1,968 shares voted against the ratification. The holders of 243 shares of Common Stock abstained.


       Item 5. Other Information

       Not Applicable.

       Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

       None.

       (b) Reports on Form 8-K

       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHARTWELL LEISURE INC.



Date: August 14, 1997                 /s/ Kenneth  J. Weber
                                      Kenneth  J. Weber
                                      Chief Financial Officer (Duly
                                      Authorized Officer of the
                                      Registrant) (Principal Financial
                                      Officer and Principal Accounting Officer)