Form 10-Q
period 1997-09-30
CHARTWELL LEISURE INC
filed 1997-11-14
CIK 929929

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                            _______________________


                                   FORM 10-Q


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1997

                                      OR


     [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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


                    Yes  [X]                           No


As of September 30, 1997, there were 13,482,249 shares of the Registrant's common stock, par value $.01 per share ("Common Stock"), issued and outstanding.

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


                       INDEX                                           PAGE NO.
                       -----                                           --------
PART I.        FINANCIAL INFORMATION

 Item 1.       Condensed Consolidated Balance Sheets                       1

               Condensed Consolidated Statements of                        2
               Operations

               Condensed Consolidated Statements of Cash                   3
               Flows

               Notes to Condensed Consolidated Financial                   4
               Statements

 Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations               6

 Item 3.       Quantitative and Qualitative Disclosure About
               Market Risk                                                 14

PART II.       OTHER INFORMATION

 Item 1.       Legal Proceedings                                           15

 Item 2.       Changes in Securities and Use of Proceeds                   15

 Item 3.       Defaults Upon Senior Securities                             15

 Item 4.       Submission of Matters to a Vote of                          15
               Security Holders

 Item 5.       Other Information                                           15

 Item 6.       Exhibits and Reports on Form 8-K                            15

CHARTWELL LEISURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             SEPTEMBER 30,    DECEMBER 31,
ASSETS:                                                          1997             1996
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 55,893        $ 17,590
  Accounts receivable - Net                                      7,899           7,356
  Loans receivable                                               1,515           2,687
  Prepaid and other current assets                               5,330           3,010
                                                              --------        --------
          Total current assets                                  70,637          30,643
INVESTMENTS                                                        500             500
LOANS RECEIVABLE                                                 2,683           9,767
JOINT VENTURE INTERESTS                                         21,111          19,328
PROPERTY AND EQUIPMENT - Net                                   172,083         157,766
MANAGEMENT CONTRACTS - Net                                       2,822           2,961
DEFERRED TAX  ASSET                                              4,168           1,200
OTHER ASSETS                                                     8,634           9,873
                                                              --------        --------
TOTAL ASSETS                                                  $282,638        $232,038
                                                              ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                               4,675        $  3,594
  Accrued expenses                                              13,752          12,139
  Current portion of long-term debt and capital lease              913           7,442
                                                              --------        --------
          Total current liabilities                             19,340          23,175
LONG-TERM DEBT                                                  77,109          85,028
CAPITALIZED LEASE OBLIGATION                                     4,926           5,090
OTHER LIABILITIES                                                  592           4,068
                                                              --------        --------
            Total liabilities                                  101,967         117,361
MINORITY INTEREST                                                4,759           3,459
STOCKHOLDERS' EQUITY:
  Common stock                                                     135              95
  Paid-in capital                                              215,306         161,480
  Accumulated deficit                                          (39,625)        (50,386)
  Foreign currency translation adjustment                           96              29
                                                              --------        --------
          Total stockholders' equity                           175,912         111,218
                                                              --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $282,638        $232,038
                                                              ========        ========

See notes to condensed consolidated financial statements.

CHARTWELL LEISURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               SEPTEMBER  30,           SEPTEMBER 30,
                                                           ---------------------   ---------------------
                                                               1997       1996       1997        1996
REVENUE:
  Hotel revenue                                               $36,411     $22,614   $ 91,881    $ 54,111
  Other income                                                  1,548       1,309      4,036       2,942
  Equity in earnings of unconsolidated joint ventures           2,291       2,594      4,411       5,104
                                                              -------     -------   --------    --------
         Total revenue                                         40,250      26,517    100,328      62,157
                                                              -------     -------   --------    --------
OPERATING EXPENSES:
  Hotel  operating expense                                     12,911       9,045     34,898      22,451
  General and administrative                                    6,918       6,086     19,549      14,155
  Marketing, franchise and reservation fees                     4,021       2,330      9,494       5,619
  Maintenance and property taxes                                3,005       1,730      9,214       4,296
  Rent                                                          1,348       1,510      3,881       3,842
  Depreciation and amortization                                 2,520       2,365      7,267       6,615
  Minority interest                                               761         531      1,503         978
  Office restructuring charge                                     (34)          -        746           -
  General and administrative, related party                         -         375          -       1,147
  Provision for (recovery of) losses on gaming assets            (250)      4,793       (250)     14,240
                                                              -------     -------   --------    --------
         Total operating expenses                              31,200      28,765     86,302      73,343
                                                              -------     -------   --------    --------

OPERATING INCOME (LOSS)                                         9,050      (2,248)    14,026     (11,186)
INTEREST INCOME (EXPENSE) - NET                                  (840)       (786)    (2,553)     (2,719)
GAIN ON SALE OF FIXED ASSETS                                      305           -        309           -
                                                              -------     -------   --------    --------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
AND EXTRAORDINARY ITEM                                          8,515      (3,034)    11,782     (13,905)

INCOME TAX EXPENSE                                                484         213      1,023         213
                                                              -------     -------   --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       $ 8,031     $(3,247)  $ 10,759    $(14,118)
EXTRAORDINARY LOSS ON EARLY
EXTINGUISHMENT OF DEBT                                             -       (1,477)         -      (1,477)
                                                              -------     -------   --------    --------

NET INCOME (LOSS)                                             $ 8,031     $(4,724)  $ 10,759    $(15,595)
                                                              =======     =======   ========    ========
PER SHARE INFORMATION:
  Income (Loss) before extraordinary item                     $   .57        (.40)  $    .82    $  (2.12)
                                                              -------     -------   --------    --------
  Extraordinary item                                                -        (.18)         -        (.22)
                                                              -------     -------   --------    --------
  Net Income (Loss)                                           $   .57     $  (.58)  $    .82    $  (2.34)
                                                              =======     =======   ========    ========
  Weighted average common shares outstanding                   14,058       8,198     13,046       6,651
                                                              =======     =======   ========    ========

See notes to condensed consolidated financial statements.

CHARTWELL LEISURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              1997                 1996
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $ 15,473             $  1,553
                                                                            --------             --------


INVESTING ACTIVITIES:
    Issuance of notes receivable                                                 (20)                (263)
    Travelodge acquisition, net of cash acquired                                   -              (99,175)
    Principal payments received on loans                                       7,605                6,276
    Other acquisitions and additions to property and equipment               (20,225)              (2,781)
    Proceeds from hotel disposals                                              2,098                    -
    Investment in Chartwell de Mexico                                         (2,525)                   -
    Other assets and investments                                              (1,050)                   -
                                                                            --------             --------

                  Net cash (used in) investing activities                    (14,117)             (95,943)
                                                                            --------             --------


FINANCING ACTIVITIES:
    Proceeds of borrowing                                                      1,442               70,000
    Loan closing costs                                                             -               (1,622)
    Repayment on borrowings                                                  (18,263)             (10,986)
    Proceeds from sale of common stock (net of expenses of $1.2 million)      53,868                    -
    Other financing costs                                                       (100)                   -
                                                                            --------             --------

                   Net cash provided by financing activities                  36,947               57,392
                                                                            --------             --------

NET INCREASE/ (DECREASE)  IN CASH AND CASH EQUIVALENTS                        38,303              (36,998)
                                                                            --------             --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                17,590               51,470
                                                                            --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 55,893             $ 14,472
                                                                            ========             ========

See notes to condensed consolidated financial statements

CHARTWELL LEISURE INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION


     The condensed consolidated balance sheet of Chartwell Leisure Inc. and its subsidiaries (the "Company" or "Chartwell") as of September 30, 1997 and the related condensed consolidated statements of operations and cash flows for the nine-month period ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes incorporated by reference in the 1996 Annual Report on Form 10-K.


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

     CANADIAN ACQUISITION - On October 1, 1996, the Company acquired (the "Canadian Acquisition") from Capital Properties Limited Partnership ("CPLP") 20 hotels and a one-half interest in an additional hotel, consisting of approximately 3,500 guest rooms, which hotels are located throughout Canada and franchised under the "Travelodge" brand name. The Company paid approximately $70.0 million to purchase substantially all of CPLP's existing bank debt and to pay certain specified closing costs (including real estate taxes and transfer taxes), as well as its assumption of liability for identified trade payables and property specific bank debt, aggregating approximately $7.0 million. Also, the Company may be required to make certain contingent payments to CPLP's constituent partners following a preferred return to the Company. In connection with the Canadian Acquisition on October 1, 1996, the Company borrowed $65.9 million under its credit facility.

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

     The following presents the unaudited pro forma consolidated results of operations for the nine months ended September 30, 1996 as if all of the transactions described above occurred on January 1, 1996, giving effect to the sale of stock and financing costs associated with the Travelodge Acquisition and Canadian Acquisition.

                                Nine Months Ended
                                September 30, 1996
                    -----------------------------------------
                     (In Thousands Except per Share Amounts)
                    Revenue                           $92,283

                    Net loss                          $(8,927)

                    Net loss per share                $  (.90)

     The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

3.   INCOME TAXES

     As of September 30, 1997, the Company had approximately $9.4 million of tax loss carryforwards. The amount of $9.4 million includes net operating loss carryforwards of approximately $4.6 million of which $1.1 million expire in 2010 and $3.5 million expire in 2011. Also included in the $9.4 million of tax loss carryforwards are capital loss carryforwards of approximately $4.8 million which expire at December 31, 2001. The use of the loss carryforwards will be restricted over several years pursuant to Section 382 of the Internal Revenue Code of 1986. Due to the Company's recurring operating losses prior to the second quarter of 1997, the Company has not recorded any tax benefit for net operating loss carryforwards. The Company has recorded a net deferred tax asset after valuation allowance in the amount of $4.2 million at September 30, 1997. Income tax expense of $1.0 million for the nine months ended September 30, 1997 primarily consists of Canadian capital tax and state income tax.

4.   PRESENTATION

     Certain items have been reclassified from the prior year to conform with the current period's presentation.

5.   PREPAYMENT OF LOAN RECEIVABLES

     In August 1997, the Company collected in full its loan receivables from Rainbow Casino Corporation. The balance of the receivables at June 30, 1997 was $6.2 million. In connection with this receipt, the Company incurred a charge of $.2 million for the write-off of the deferred loan origination costs associated with the loan receivable which was included in general and administrative expense.

6.   SUBSEQUENT EVENT

     On November 13, 1997, the Company entered into an agreement and plan of merger with Whitehall Street Real Estate Limited Partnership IX ("Whitehall") and CLI Properties Acquisition Corp., which provides for holders of the Company's common stock to receive $17.25 per share in cash in exchange for their shares and for the Company to become an indirect, wholly-owned subsidiary of Whitehall. The merger is subject to the sale by the Company of its interest in its Mexican joint venture, shareholder approval and other closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company expects that the merger will close in the first quarter of 1998.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL OVERVIEW

     Chartwell owns, directly or with joint venture partners, 121 hotel properties (plus three sub-leased properties) in both the full-service and limited-service segments, with an aggregate of 11,051 guest rooms, located in 25 states and six Canadian provinces. In the full-service segment, Chartwell operates 30 hotels aggregating 5,952 guest rooms (of which 5,765 rooms represent Chartwell's ownership interest) that contributed approximately 74% of Chartwell's hotel revenues during the nine-month period ended September 30, 1997, and approximately 72% of the Company's property level hotel earnings before interest expense, income tax expense, and depreciation and amortization expenses ("EBITDA") during the nine-month period ended September 30, 1997. Chartwell's remaining 91 hotels, consisting of 5,099 rooms (of which 2,927 rooms represent Chartwell's ownership interest), operate in the limited-service segment, principally under the Travelodge brand. Chartwell's strategy is to be an opportunistic acquirer and developer of diversified hotel properties that it believes provide the potential for cash flow and earnings growth, principally through rebranding, repositioning, reimaging and remarketing. As an owner of hotels, the Company's goal is to capitalize on positive industry fundamentals, and to produce strong earnings growth due to the operating leverage inherent in hotel ownership.

     PENDING MERGER

     On November 13, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Whitehall Street Real Estate Limited Partnership IX ("Whitehall") and CLI Properties Acquisition Corp. ("CLI"), a wholly-owned subsidiary of Whitehall, pursuant to which CLI will be merged with and into the Company (the "Merger"), and the separate existence of the Company shall cease. The following description of the terms of the Merger Agreement is qualified by the Merger Agreement, which is filed as an exhibit to this Form 10-Q and is incorporated herein by reference.

     In the Merger, each share of the Company's Common Stock, outstanding immediately prior to the Merger (other than any shares of Common Stock owned by Whitehall, CLI or any subsidiary thereof, and other than shares of Common Stock held by any stockholder who has not voted for the Merger and who has the right to demand, and who properly demands an appraisal of such shares in accordance with Delaware law) will be converted into the right to receive $17.25 per share in cash.

     The Merger is subject to the sale by the Company of its interest in Chartwell de Mexico and other closing conditions, including, without limitation, the receipt of shareholder approval and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company expects that the Merger will close in the first quarter of 1998.

     THIRD QUARTER HIGHLIGHTS

          . Net income of $8.0 million and earnings per share of $.57 in the three months ended September 30, 1997 were record results for the Company.

          . Revenue per available room ("REVPAR") on a pro forma basis for those hotels operating for at least 12 consecutive months increased approximately 7.2% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

     . Chartwell currently has four hotel projects either under construction or for which construction is expected to commence shortly. A summary of construction in progress is as follows:

          ------------------------------------------------------------------------------------------------
                                                   EXPECTED       EXPECTED       EXPECTED
                                                   --------       --------       --------
          LOCATION                                 FRANCHISE    NO. OF ROOMS     OPENING         OWNERS
          --------                                -----------   ------------     --------        -------
          ------------------------------------------------------------------------------------------------
          1)  Dallas, Texas                        Wingate                 114     1/st/ Qtr 1998  (A)
          ------------------------------------------------------------------------------------------------
          2)  Mexico City, Mexico                   Hilton                 129     1/st/ Qtr 1998  (B)
          ------------------------------------------------------------------------------------------------
          3)  Juarez, Mexico **                  Hilton Garden             159     4/th/ Qtr 1998  (B)
                                                    Inn
          ------------------------------------------------------------------------------------------------
          4)  Coatzacolocos, Mexico**            Travelodge                120     4/th/ Qtr 1998  (C)
          ------------------------------------------------------------------------------------------------

          ** Construction expected to commence during November 1997.

     . Chartwell also has six hotel projects in various stages of development for which it owns or has the right to acquire the land and is seeking required permits and approvals for construction:

          -----------------------------------------------------------------------------
                                            EXPECTED            EXPECTED
                                            --------            --------
             LOCATION                      FRANCHISE          NO. OF ROOMS    OWNERS
             --------                      ---------          ------------    ------
          -----------------------------------------------------------------------------
          1 Santa Fe, New Mexico          Hilton Garden Inn       123           (A)
          -----------------------------------------------------------------------------
          2 Albuquerque, New Mexico       Hilton Garden Inn       123           (A)
          -----------------------------------------------------------------------------
          3 San Diego, California         Hilton Garden Inn       189           (A)
          -----------------------------------------------------------------------------
          4 Indianapolis, Indiana         Hilton Garden Inn       159           (A)
          -----------------------------------------------------------------------------
          5 Syracuse, New York            Hilton Garden Inn       156           (D)
          -----------------------------------------------------------------------------
          6 Willow Grove, Pennsylvania    Hilton Garden Inn       159           (D)
          -----------------------------------------------------------------------------

          (A)  Wholly Owned
          (B)  Owned by Chartwell de Mexico in which Chartwell is a 50% partner.
          (C)  86.5% owned by Chartwell de Mexico.
          (D)  Joint Venture with Pioneer Development Corp.

     .    Dispositions:
          ------------

          The Company continues to dispose of non-core assets which do not meet the Company's long-term ownership criteria. During the third quarter, the Company disposed of its investment in a leased casino and barge in Biloxi, Mississippi realizing a gain of $250,000. Also during the third quarter, the company disposed of two wholly-owned limited-service hotel assets in Reno, Nevada and Omak, Washington at an aggregate gain of approximately $180,000. Since January 1, 1997, the Company has disposed of its interests in 10 hotel assets. Set forth below is a summary of the Company's full and limited service properties and rooms as of October 31, 1997.

     ---------------------------------------------------------------------
                       Full Service            Limited Service   Total (1)
     ---------------------------------------------------------------------
               Properties  Rooms  Properties  Rooms  Properties    Rooms
     U.S.              10  2,441      87      4,771       97       7,212
     Canada            20  3,511       4        328       24       3,839
                       --  -----      --      -----      ---      ------
     Total             30  5,952      91      5,099      121      11,051
                       ==  =====      ==      =====      ===      ======

     (1)  Excludes three hotels leased out to third party operators.

          The Company has entered into a lease termination agreement and a subsequent license arrangement on its Las Vegas South Strip Property pursuant to which upon 90 days notice the Company or the landlord may terminate the license. Upon termination the Company will receive quarterly payments of $150,000 for ten years.

          RESULTS OF OPERATIONS

          SEPTEMBER 30, 1997 COMPARED TO PRO FORMA SEPTEMBER 30, 1996

          The pro forma financial data includes the operations of Forte Hotels, Inc. and Capital Properties Limited Partnership for the nine months ended September 30, 1996, as if the Travelodge Acquisition and the Canadian Acquisition (together, the "Acquisitions") had occurred on January 1, 1996, giving effect to financing costs associated with the Acquisitions, depreciation and amortization associated with the acquired properties and the sale of 4 million shares of newly issued common stock on August 8, 1996. The pro forma financial data also includes revenues and expenses associated with the Company's gaming business which include a provision for losses on gaming assets of $14.2 million for the nine-month period ended September 30, 1996.

          Through September 30, 1997, the Company has spent $12.0 million on its U.S. properties and $4.0 million on its Canadian properties for capital improvements. The Company also implemented a hotel-wide policy called "Prideful Maintenance" which stresses the importance of making necessary and preventative maintenance and repairs. As a result of the upgrade program, maintenance and repairs increased approximately $0.9 million in the first nine months of 1997 compared to the same period in 1996. Chartwell believes the rebranding and renovation program has increased, and will continue to increase Chartwell's REVPAR. The average daily room rate ("ADR") from properties operating for at least twelve consecutive months rose 4.6% from $53.79 in 1996 to $56.26 in 1997. As a result of the increase in ADR, REVPAR grew 5.9% to $38.84, and hotel revenues increased by $8.0 million or 8.7% from $92.3 million in 1996 to $100.3 million in 1997. Rooms out of service as a result of the renovation work are not excluded when computing the REVPAR numbers shown above. EBITDA for the nine months ended September 30, 1997 was $23.3 million before giving effect to a $0.7 million charge for the costs associated with closing the Company's El Cajon, California office and to $.3 million recovery of gaming loss provisions. Pro forma EBITDA for the comparable 1996 period was $18.8 million before non-cash provision for loss on gaming assets.

          HOTEL OPERATING PERFORMANCE (U.S. AND CANADA)

          Chartwell's REVPAR increased in the three months and nine months ended September 30, 1997 compared to REVPAR during the same periods in 1996. Results are as follows:


                                              THREE MONTHS ENDED
                            -------------------------------------------------------
                            September 30, 1997   September 30, 1996 (1)   Increase
                            -------------------  -----------------------  ---------
          Occupancy                78.5%                  77.7%            1.0%
          ADR                    $59.26                 $55.84             6.1%
          REVPAR                 $46.54                 $43.40             7.2%
                                                 NINE MONTHS ENDED
                            -------------------------------------------------------
                            September 30, 1997   September 30, 1996 (1)   Increase
                            ------------------   ----------------------   ---------
          Occupancy                69.0%                  68.2%             1.2%
          ADR                    $56.26                 $53.79              4.6%
          REVPAR                 $38.84                 $36.66              5.9%
(1)  Pro forma

     U.S. HOTEL OPERATING PERFORMANCE

     In the U.S., Chartwell's REVPAR increased in the three months and nine months ended September 30, 1997 compared to REVPAR during the same periods in 1996. The REVPAR growth was fueled by increases in ADR. Results for Chartwell's U.S. Hotels are as follows:

                                                                    THREE MONTHS ENDED
                                          ------------------------------------------------------------------
                                          September 30, 1997     September 30, 1996     Increase (Decrease)
                                          -------------------  -----------------------  --------------------
          Occupancy                                 77.2%                    78.0%                (1.0%)
          ADR                                     $69.75                   $65.34                  6.7%
          REVPAR                                  $53.84                   $50.98                  5.6%
                                                                    NINE MONTHS ENDED
                                          ------------------------------------------------------------------
                                          September 30, 1997   September 30, 1996 (1)   Increase (Decrease)
                                          ------------------   ----------------------   --------------------
          Occupancy                                 69.7%                    70.8%                (1.6%)
          ADR                                     $65.42                   $61.68                  6.1%
          REVPAR                                  $45.62                   $43.67                  4.5%

(1) Pro-forma for the Travelodge Acquisition.

          Chartwell's nine full service U.S. Hotels in operation since January 23, 1996 experienced a growth in REVPAR of 7.2% for the third quarter of 1997 compared to the same period in 1996. The increase in growth was led by a 17.7% REVPAR increase experienced by the Company's Ramada hotel located in Portland, Oregon compared to the hotel's REVPAR in the third quarter of 1996 when the property was a Travelodge.

          During the first nine months of 1997, approximately $12.0 million was spent on capital improvements at the Company's U.S. hotels including major renovations to its Walt Disney World Travelodge, Brunswick, Georgia Ramada and Mount Laurel, New Jersey Travelodge hotels.

          CANADIAN HOTEL OPERATING PERFORMANCE

          Chartwell's REVPAR for its Canadian hotels increased to $36.60 for the third quarter of 1997 as compared to $33.10 during the third quarter of 1996 (pro forma), an increase of 10.6%. Chartwell has recently completed a $4.0 million capital improvement and renovation program of its Canadian Hotels.

                                                           THREE MONTHS ENDED
                                       ---------------------------------------------------------
                                         September 30, 1997   September 30, 1996 (1)   Increase
                                       ---------------------  -----------------------  ---------
          Occupancy                                    80.4%                    77.3%       4.0%
          ADR                                        $45.55                   $42.81        6.4%
          REVPAR                                     $36.60                   $33.10       10.6%
                                                            NINE MONTHS ENDED
                                       ---------------------------------------------------------
                                         September 30, 1997   September 30, 1996 (1)   Increase
                                       --------------------   ----------------------   ---------
          Occupancy                                    68.1%                    64.4%       5.7%
          ADR                                        $43.43                   $41.74        4.0%
          REVPAR                                     $29.56                   $26.91        9.8%
          (1)  Pro forma for the Acquisitions.

          HISTORICAL NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE COMPARABLE 1996 PERIOD

     RESULTS OF OPERATIONS -- REVENUE OVERVIEW

          Hotel revenue increased by $37.8 million, from $54.1 million in 1996 to $91.9 million in 1997. Approximately $29.7 million of the increase represented hotel revenue generated from the Canadian Acquisition and approximately $4.0 million of the increase represents an additional 22 days of operations in the September 30, 1997 results versus the September 30, 1996 results due to the fact that the Travelodge Acquisition was consummated on January 23, 1996.

          RESULTS OF OPERATIONS - EXPENSE OVERVIEW

          Hotel operating expense increased $12.4 million, from $22.5 million in 1996 to $34.9 million in 1997. Approximately $9.4 million of the increase represents hotel operating expense from the Canadian Acquisition in October 1996 and approximately $1.8 million represents the additional 22 days of operations in the September 30, 1997 results due to the Travelodge Acquisition.

          General and administrative expense increased $5.3 million, from $14.2 million in 1996 to $19.5 million in 1997. Approximately $3.9 million of the increase resulted from the Canadian Acquisition and approximately $0.8 million represents the additional 22 days of operations in the September 30, 1997 results due to the Travelodge Acquisition. Included in general and administrative expense for the nine-month period ended September 30, 1997 are professional fees of $0.4 million relating to the termination of a proposed notes offering and $0.4 million relating to due diligence costs associated with an acquisition which was never consummated.

          Marketing, franchise and reservation fees expense increased $3.9 million, from $5.6 million in 1996 to $9.5 million in 1997. Approximately $2.6 million of the increase results from the Canadian Acquisition and approximately $0.6 million represents the additional 22 days of operations in the September 30, 1997 results due to the Travelodge Acquisition.

          Maintenance and property tax expense increased $4.9 million, from $4.3 million in 1996 to $9.2 million in 1997. Approximately $3.9 million of the increase results from the Canadian Acquisition and approximately $0.4 million represents the additional 22 days of operations in the September 30, 1997 results due to the Travelodge Acquisition. The Company also implemented a hotel-wide policy called "Prideful Maintenance" which stresses the importance of making necessary and preventative maintenance and repairs. As a result of the upgrade program, maintenance and repairs increased approximately $1.0 million in the first nine months of 1997 compared to the same period in 1996.

          Depreciation and amortization expense for the first nine months of 1997 increased $0.7 million as compared to the same period in 1996, primarily due to increased depreciation and amortization as a result of the Canadian Acquisition and the additional 22 days of operations in the September 30, 1997 results due to the Travelodge Acquisition offset by a reduction of depreciation in the 1997 period for the properties purchased in the Travelodge Acquisition as a result of the finalization of the purchase price allocation.

          LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 1997, Chartwell has approximately $82.0 million of outstanding long-term debt and approximately $55.9 million of cash.
          In addition, Chartwell has approximately $71.6 million available under its credit facility with the Chase Manhattan Bank, $3.6 million available under its Bank of America Credit Facility and $4.0 million available under a construction loan to finance the completion of the Dallas-Fort Worth Wingate.

          The biggest component of long-term debt is approximately $66.0 million drawn under the Chase credit facility. The money has been borrowed in Canadian funds C $91.0 million) and currently bears interest at a rate of 4.1%, (exclusive of a $1,500,000 per annum guarantee fee payable to HFS. Borrowing in Canadian dollars has the additional advantage of providing a foreign currency hedge against the Canadian denominated revenues received from the Company's Canadian hotels.

          The total weighted average interest rate on the long-term debt is approximately 6.4% as of September 30, 1997 (inclusive of a $1.5 million annual guarantee fee payable to HFS for its guarantee of a portion of the Chase credit facility).

          The Company's ratio of current assets to current liabilities at September 30, 1997 was 3.7:1.

          In connection with the Canadian Acquisition on October 1, 1996, the Company entered into a development agreement (the "Development Agreement") with NRG Management Services Ltd. ("NRG"), an affiliate of Royco Hotels and Resorts, Ltd. ("Royco") which manages the Company's Canadian hotels and any future hotels acquired by the Company in Canada, pursuant to which NRG has agreed to identify new hotel properties for acquisition and development in Canada on behalf of the Company. The Development Agreement was terminated as of September 30, 1997.

          CHARTWELL DE MEXICO

          Chartwell de Mexico, a joint venture in which the Company owns a 50% interest, intends to develop hotel facilities throughout Mexico. Chartwell de Mexico is to be funded initially with up to $20.0 million in capital contributions, of which half are to be contributed by the Company. On September 18, 1996, the joint venture purchased a 30-year exclusive master franchise agreement (the "Mexican Master License") from HFS, pursuant to which the joint venture is entitled to franchise others to develop and operate, lodging facilities in Mexico under the Travelodge and Thriftlodge brand names. Chartwell de Mexico is obligated under the Mexican Master License to develop in various stages up to 1,140 hotel rooms by December 31, 2006. Under certain circumstances, including where the Company does not satisfy its development obligations in accordance with a prescribed schedule, the Mexican Master License may be terminated by HFS. Currently, Chartwell de Mexico, has gained control of four sites, begun development on two sites and construction on one site (a Hilton, at the Mexico City Airport). The Company invested $2.5 million in Chartwell de Mexico during the first nine months of 1997 and has invested an aggregate of $2.9 million since the inception of the joint venture.

          CAPITAL IMPROVEMENT PROGRAM

          The Company has launched a major capital improvement program to increase room and occupancy rates by improving the quality of its properties. During 1997, the Company intends to invest approximately $20.0 million in capital improvements (of which approximately $16.0 million has been spent through September 30, 1997). Once this capital initiative is completed, the Company intends to maintain a regular program of capital improvements, including the renovation and refurbishment of certain of its existing hotels. The program is expected to enhance the competitiveness of its hotels and increase profitability.

          RESTRUCTURING PROGRAM

          The Company is in the process of consolidating certain corporate functions from its office in El Cajon, California to Calgary, Canada with the intention of achieving cost savings and improving operating efficiencies. Exit and severance costs of $0.7 million were incurred during the nine months ended September 30, 1997. Additional costs may be incurred during 1997 in relation to closing facilities and additional severance costs as positions are consolidated and plans are finalized.

          LEASE TERMINATION

          The Company expects to terminate its New York office lease with an affiliate of CL Associates and an unaffiliated third party as of December 31, 1997. The Company was obligated to pay approximately $542,000 per year for each of the first five years, and approximately $600,000 per year for each of the last five years of the term of the lease. The Company will incur no penalty for the termination of the lease. The Company intends to enter into a short-term lease in the amount of $20,000 per month.

          INVESTMENTS

          The Company continues to evaluate its investment in Funtricity amusement park in Vicksburg, Mississippi. The amusement park is currently listed for sale, but it is uncertain whether or not any net proceeds will be available if the sale is consummated.

          RECENT DEVELOPMENTS

          On August 4, 1997, the Company sold its interest in a barge and other related assets to Boomtown, Inc. for net proceeds of $0.3 million. Since the book value of this asset had been written down to zero, the Company recognized a gain on sale of $0.3 million.

          CREDIT FACILITIES:

          REVOLVING CREDIT FACILITY

          The Company is a party to a credit facility (the "Credit Facility") with the Chase Manhattan Bank and other banks named therein. The Credit Facility provides that the Company may borrow up to $150.0 million under a revolving credit commitment (the "Commitment"), which may be utilized for the incurrence of revolving credit loans or the issuance of letters of credit. An amount of up to C$95.0 million of the Commitment is available to be borrowed in Canadian dollars as a subfacility. As of September 30, 1997, $77.9 million was drawn on the Credit Facility, inclusive of $12.0 million of letters of credit. Pursuant to this agreement, HFS has guaranteed $75.0 million of the Company's borrowings under the Credit Facility, for which the Company pays HFS an annual fee of $1.5 million. All outstanding obligations under the Credit Facility mature in August, 2002.

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

          BANK OF AMERICA LOAN AGREEMENT

          The Company has a loan agreement with Bank of America National Trust and Savings Association ("B of A"). That loan agreement (the "B of A Loan Agreement") permits the Company and certain of the joint ventures through which it owns hotels to make revolving credit borrowings in an aggregate amount of up to $10.0 million and provides for an uncommitted credit facility, which is available at the sole discretion of B of A, in an aggregate amount of up to $2.0 million. The B of A Loan Agreement is scheduled to expire on December 31, 1997 at which time the Company's outstanding obligations under the agreement will become due. Revolving credit borrowings under the B of A Loan Agreement may be made, at the option of the Company, as short term borrowings, which have a maximum maturity of nine months, or medium term borrowings, which have a maximum maturity of five years. Short term borrowings bear interest, at the option of the Company, at the B of A prime rate, 1/2 of 1% in excess of the B of A offshore rate or 3/4 of 1% in excess of the B of A CD rate. Medium term borrowings bear interest at the B of A prime rate. All borrowings fully amortize during their term. The borrowings under the B of A Loan Agreement are secured by a $12.0 million standby letter of credit issued under the Credit Facility. The Company is obligated to pay a commitment fee at an annual rate of .1875% on the unutilized portion of the B of A Loan Agreement. The Company primarily utilizes B of A loans to finance capital improvements for the U.S. joint venture hotels. Borrowings under the B of A Loan Agreement were approximately $6.4 million at September 30, 1997 of which approximately $3.4 million is allocable to the Company.

          CASH FLOWS

          Cash provided by operating activities was $15.5 million for the nine months ended September 30, 1997 compared to $1.6 million for the nine months ended September 30, 1996. The increase relates primarily to the Canadian Acquisition and an increase in earnings in 1997 compared to 1996.

          Cash used in investing activities was $14.1 million for the nine months ended September 30, 1997 compared to $95.9 million for the nine months ended September 30, 1996. This change relates primarily to the Travelodge Acquisition, with no similar acquisition occurring in 1997.

          Cash provided by financing activities was $36.9 million for the nine months ended September 30, 1997 compared to $57.4 million for the nine months ended September 30, 1996. In 1997, financing activities related to the sale of stock through a rights offering, and two private placements. In 1996, finance activities related to borrowings to finance the Travelodge Acquisition.

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

          IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

          Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information"("SFAS No. 131"). SFAS No 130. "Reporting Comprehensive Income" (SFAS No. 130") and SFAS No. 128, "Earnings Per Share:" ("SFAS 128"). SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable segments on the same basis that it uses internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 128 specifies guidelines as to the method of computation as well as presentation and disclosure requirements for earnings per share ("EPS"). The objective of SFAS No. 128 is to simplify the calculation and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. SFAS No. 131 and SFAS No. 130 are effective for fiscal year ending December 31, 1998. SFAS No. 128 effective for fiscal year ending December 31, 1997. The adoption of these statements will not have a material effect on the Company's consolidated financial statements.

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                    None.

          PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS

                    The Company is not party to any litigation which it believes will have a material impact on the financial condition of the Company.

          ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                    None.

          ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

          ITEM 5.   OTHER INFORMATION

                    Not Applicable.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (A)  EXHIBITS

                    2.1 Agreement and Plan of Merger, dated as of November 13, 1997, by and between the Company, Whitehall Street Real Estate Limited Partnership IX and CLI Properties Acquisition Corp.

                    27.1      Financial Data Schedule

                    (B)  REPORTS ON FORM 8-K

                    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CHARTWELL LEISURE INC.

Date: November 14, 1997                      /s/ Kenneth J. Weber
---------------------------                  ------------------------------
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