Form 10-K/A
period 1996-12-31
CHARTWELL LEISURE INC
filed 1998-01-21
CIK 929929

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

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

                   FOR THE TRANSITION PERIOD FROM     TO

                               ----------------

                            CHARTWELL LEISURE INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 22-3326054
   (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                             10 ROCKEFELLER PLAZA
                                  SUITE 1250
                           NEW YORK, NEW YORK 10020
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (212) 867-7787
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                               Yes [X]    No [_]

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  Notes Offering: Chartwell is in the process of pursuing a $100 million offering of senior notes (the "Notes") due 2007 (the "Notes Offering"). In connection with the Notes Offering, it is expected that Chartwell's existing $150.0 million credit facility will be terminated and replaced with a new secured facility of approximately $60.0 million and that HFS' $75 million guarantee of Chartwell's existing credit facility and a related $1.5 annual million fee will be eliminated. There can be no assurance that the Company will be able to successfully complete the Notes Offering or enter into a new credit facility and consummate the related refinancing of its existing credit facility. The Company intends to use the net proceeds from the Notes Offering, together with the net proceeds from the Brahman Private Placement, the Baron Private Placement and the Rights

Offering, to repay existing indebtedness under its existing credit facility and for working capital and general corporate purposes, including to fund current and future development projects. In addition, as Chartwell evaluates from time to time potential acquisition opportunities, a portion of such net proceeds may be used to acquire additional hotels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Equity Offerings" and "--Notes Offering."

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

                             THE COMPANY'S HOTELS
                            (AS OF MARCH 15, 1997)

                                                                  OWNED/JOINT
         HOTEL             LOCATION   # OF ROOMS FRANCHISE BRAND VENTURE ("JV")
         -----            ----------- ---------- --------------- --------------
Full-Service:
San Francisco Wharf Ho-
 tel(1).................           CA     250       Travelodge        JV/78%
San Diego Harbor Is-
 land(2)................           CA     207       Travelodge        Owned
Walt Disney World.......           FL     325       Travelodge        Owned
Brunswick(3)............           GA     213           Ramada        Owned
Mt. Laurel..............           NJ     229       Travelodge        Owned
J.F.K. .................           NY     476     Ramada Plaza        Owned
Portland................           OR     236     Ramada Plaza        Owned
Houston.................           TX     205       Travelodge        Owned
Edmonton West...........      Alberta     226       Travelodge        Owned
Edmonton South..........      Alberta     222       Travelodge        JV/50%
Calgary Macleod Trail...      Alberta     220       Travelodge        Owned
Calgary Int'l Airport...      Alberta     203       Travelodge        Owned
Vancouver Airport.......  B. Columbia     160       Travelodge        Owned
Winnipeg................     Manitoba     156       Travelodge        Owned
Toronto East............      Ontario     228       Travelodge        Owned
Mississauga.............      Ontario     225       Travelodge        Owned
Toronto North...........      Ontario     184       Travelodge        Owned
Ottawa/Parliament Hill..      Ontario     175       Travelodge        Owned
Kitchener...............      Ontario     172       Travelodge        Owned
Windsor Downtown........      Ontario     160       Travelodge        Owned
Scarborough.............      Ontario     158       Travelodge        Owned
London..................      Ontario     144       Travelodge        Owned
Sudbury.................      Ontario     140       Travelodge        Owned
Ottawa East.............      Ontario     129       Travelodge        Owned
Burlington..............      Ontario     116       Travelodge        Owned
Ingersoll...............      Ontario      98       Travelodge        Owned
Laval...................       Quebec     175       Travelodge        Owned
                          -----------   -----
  Total Full-Service....    27 hotels   5,432
Limited-Service:
Athens..................           AL      60       Travelodge        Owned
Flagstaff...............           AZ      49       Travelodge        JV/50%
Yuma....................           AZ      48       Travelodge        JV/50%
Williams................           AZ      41       Travelodge        JV/45%
Mesa....................           AZ      39       Travelodge        JV/50%
San Francisco Airport
 North..................           CA     197       Travelodge        Owned
Palm Springs............           CA     158       Travelodge        JV/50%
Monterey
 Fairgrounds/Carmel.....           CA     103       Travelodge        JV/80%
Mission Valley..........           CA     101       Travelodge        JV/25%
San Francisco Central...           CA      84       Travelodge       V/58.3%
San Francisco Downtown..           CA      80       Travelodge        JV/50%

--------
(1) The Company, subject to local zoning approval, intends to expand the retail space at the Travelodge Fisherman's Wharf hotel by 30,000 square feet to 50,000 total square feet of retail space and to add approximately 100 guest rooms to the 250-room hotel.
(2) Conversion to Hilton pending.
(3) Conversion to Ramada pending.

                                                                  OWNED/JOINT
           HOTEL             LOCATION # OF ROOMS FRANCHISE BRAND VENTURE ("JV")
           -----             -------- ---------- --------------- --------------
Visalia Thriftlodge........     CA        77       Thriftlodge        JV/50%
San Diego Airport..........     CA        72        Travelodge      JV/62.5%
Sacramento Downtown........     CA        71        Travelodge        Owned
Long Beach Downtown........     CA        63        Travelodge        JV/50%
Lake Tahoe South...........     CA        59        Travelodge        JV/50%
San Francisco Airport
 South.....................     CA        58        Travelodge        JV/50%
Anaheim....................     CA        57        Travelodge        Owned
Santa Cruz.................     CA        55        Travelodge        JV/50%
Monterey Downtown..........     CA        49        Travelodge        JV/50%
Rancho Bernardo............     CA        49        Travelodge        JV/50%
Lake Tahoe City............     CA        47        Travelodge        JV/50%
Eureka.....................     CA        46        Travelodge        JV/25%
San Diego Airport/Pt.
 Loma......................     CA        45        Travelodge      JV/53.3%
La Jolla Beach.............     CA        44        Travelodge        JV/50%
Santa Rosa Downtown........     CA        43        Travelodge        JV/50%
Hollywood Inn..............     CA        39        Travelodge        JV/50%
Milpitas...................     CA        39       Independent        JV/50%
San Luis Obispo............     CA        39        Travelodge        JV/50%
El Cajon Valley
 Thriftlodge...............     CA        38       Thriftlodge        Owned
Ontario....................     CA        33        Travelodge        JV/50%
Paso Robles................     CA        31        Travelodge        JV/50%
Santa Rosa.................     CA        31        Travelodge        JV/50%
Berkeley...................     CA        30        Travelodge        JV/50%
Cabrillo Central...........     CA        30       Independent        JV/50%
La Jolla Cove..............     CA        30        Travelodge        JV/50%
San Diego Thriftlodge Down-
 town......................     CA        30       Thriftlodge        JV/25%
Bayview Thriftlodge........     CA        29       Thriftlodge      JV/57.8%
Golden Gate................     CA        29        Travelodge        JV/25%
Mojave.....................     CA        29       Independent        JV/10%
Palo Alto..................     CA        29        Travelodge        JV/50%
Santa Monica...............     CA        29        Travelodge        JV/25%
Balboa Park................     CA        28        Travelodge        JV/25%
Burbank....................     CA        28        Travelodge        JV/50%
Oceanside..................     CA        28        Travelodge        JV/50%
Presidio...................     CA        27        Travelodge      JV/58.3%
Ghirardelli Square.........     CA        25        Travelodge      JV/62.5%
Eagle Rock (Eagle Rock
 Inn)......................     CA        24       Independent        JV/50%
San Diego Harborside.......     CA        24       Independent        Owned
San Diego Uptown/Welcome
 Inn.......................     CA        24       Independent        JV/25%
Santa Barbara City Center..     CA        23        Travelodge        JV/25%
Santa Barbara Beach........     CA        19        Travelodge        JV/50%
Embarcadero--Harbor........     CA        18        Travelodge        JV/50%
Durango Lodge..............     CO        39       Independent        JV/50%
Ocala......................     FL        68        Travelodge        JV/50%
Tallahassee................     FL        58        Travelodge        Owned
Gainesville (Gainesville
 Lodge)....................     FL        38       Independent        JV/50%
Lake Park..................     GA        78        Travelodge        JV/49%
Atlanta Downtown...........     GA        71        Travelodge        JV/50%
Mason City.................     IA        47       Thriftlodge        JV/50%
Boise......................     ID        48        Travelodge        JV/50%

                                                                   OWNED/JOINT
         HOTEL              LOCATION   # OF ROOMS FRANCHISE BRAND VENTURE ("JV")
         -----            ------------ ---------- --------------- --------------
Chicago O'Hare..........            IL       95      Travelodge      JV/37.5%
Quincy..................            IL       68      Travelodge        JV/75%
Lawrence................            KS       68      Travelodge      JV/87.5%
Louisville..............            KY       96      Travelodge        JV/50%
Alexandria..............            LA       70      Travelodge        Owned
Lafayette Center........            LA       61      Travelodge        JV/50%
Natick..................            MA       68      Travelodge        JV/50%
Bedford.................            MA       42      Travelodge        JV/50%
Missoula................            MT       60      Travelodge        JV/50%
South Sioux City........            NE       61      Travelodge        JV/50%
Santa Fe................            NM       48      Travelodge        JV/50%
Las Vegas South Strip...            NV      128      Travelodge        Owned
Las Vegas Strip.........            NV      100      Travelodge      JV/48.8%
Reno....................            NV       98      Travelodge        Owned
Las Vegas Downtown......            NV       58      Travelodge        JV/50%
Cincinnati..............            OH       71      Travelodge      JV/62.5%
Zanesville Thriftlodge..            OH       54     Thriftlodge        JV/50%
Ashtabula...............            OH       48      Travelodge      JV/37.5%
Portland Thriftlodge....            OR       77     Thriftlodge        JV/50%
Roseburg................            OR       40      Travelodge        JV/25%
Lancaster...............            PA       58      Travelodge        JV/50%
Chambersburg............            PA       51      Travelodge        JV/50%
El Paso City Central....            TX      108      Travelodge        JV/50%
San Antonio Alamo.......            TX       81      Travelodge      JV/93.3%
Ogden...................            UT       78      Travelodge      JV/37.5%
Salt Lake City Center...            UT       60      Travelodge        JV/50%
Salt Lake City Temple
 Square.................            UT       55      Travelodge      JV/37.5%
Seattle Space Needle....            WA       88      Travelodge        JV/50%
University (Seattle)....            WA       74      Travelodge        JV/50%
Seattle City Center.....            WA       73      Travelodge        JV/75%
Omak Thriftlodge........            WA       59     Thriftlodge        Owned
Bellevue................            WA       54      Travelodge      JV/37.5%
Yakima..................            WA       48      Travelodge        JV/50%
Moses Lake..............            WA       40      Travelodge        JV/50%
Walla Walla.............            WA       39      Travelodge        JV/50%
Mercer Island...........            WA       35      Travelodge      JV/87.5%
Ephrata.................            WA       28      Travelodge        JV/50%
Kamloops................   B. Columbia       68      Travelodge        JV/50%
Revelstoke Lodge........   B. Columbia       42     Independent        JV/50%
Oshawa/Whitby...........       Ontario      120      Travelodge        Owned
North Bay...............       Ontario      100      Travelodge        Owned
Regina East.............  Saskatchewan      183      Travelodge        Owned
                          ------------   ------
  Total Limited-Serv-
   ice..................    103 hotels    5,978
                                         ------
  Total Company.........    130 hotels   11,410
                                         ======

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

  Canadian Operations: In Canada, 21 (including a one-half interest in a joint venture) of the Company's 24 hotels are managed by Royco. Royco's management team consists of a president of operations, a vice president of operations, two regional managers and support staff. See "Business--Growth Strategy-- External Growth Opportunities--Canadian Acquisition."

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

  The following table sets forth each hotel owned and operated by the Company, as well as the number of guest rooms, the year built, when it was acquired, the average occupancy rate, the average daily rate and the revenue per average room:

                                                                                      FOR THE TWELVE MONTHS ENDED
                                                                                           DECEMBER 31, 1996
                                                           NUMBER OF YEAR            -------------------------------
           PROPERTY NAME        STATE/PROVINCE  FRANCHISE    ROOMS   BUILT ACQUIRED    ADR      OCCUPANCY   REVPAR
           -------------        -------------- ----------- --------- ----- --------- --------- ---------------------
     U.S. WHOLLY OWNED HOTELS:
   1 ATHENS..................   Alabama        Travelodge       60   1990   Jan 1996    $35.23      56.5%     $19.91
   2 ANAHEIM.................   California     Travelodge       57   1964   Jan 1996    $37.50      75.0%     $28.12
   3 EL CAJON VALLEY.........   California     Thriftlodge      38   1967   Jan 1996    $37.08      64.6%     $23.94
   4 SACRAMENTO DOWNTOWN.....   California     Travelodge       71   1959   Jan 1996    $32.42      52.1%     $16.90
   5 SAN DIEGO HARBOR
      ISLAND.................   California     Travelodge      207   1969   Jan 1996    $70.84      81.7%     $57.90
   6 SAN FRANCISCO AIRPORT
      NORTH..................   California     Travelodge      197   1976   Jan 1996    $56.82      89.7%     $50.96
   7 TALLAHASSEE.............   Florida        Travelodge       58   1961   Jan 1996    $40.43      65.4%     $26.44
   8 WALT DISNEY WORLD.......   Florida        Travelodge      325   1971   Jan 1996    $79.66      85.4%     $68.03
   9 BRUNSWICK...............   Georgia        Ramada          213   1981  July 1996    $32.12      66.5%     $21.36
  10 ALEXANDRIA..............   Louisiana      Travelodge       70   1964   Jan 1996    $35.84      56.3%     $20.17
  11 LAS VEGAS SOUTH STRIP...   Nevada         Travelodge      128   1957   Jan 1996    $51.14      75.0%     $38.36
  12 RENO....................   Nevada         Travelodge       98   1960   Jan 1996    $39.18      35.1%     $13.75
  13 MT. LAUREL..............   New Jersey     Travelodge      229   1974   Jan 1996    $54.87      67.2%     $36.85
  14 J.F.K. .................   New York       Ramada          476   1958   Jan 1996    $97.47      75.0%     $73.06
  15 PORTLAND................   Oregon         Ramada          236   1971   Jan 1996    $46.51      82.4%     $38.32
  16 HOUSTON.................   Texas          Travelodge      205   1971   Jan 1996    $44.65      42.2%     $18.85
  17 OMAK....................   Washington     Thriftlodge      59   1965   Jan 1996    $31.76      31.3%     $ 9.95
                                                             -----
                                                             2,727
                                                             -----
     U.S. JOINT VENTURE
     HOTELS:
   1 FLAGSTAFF...............   Arizona        Travelodge       49   1959   Jan 1996    $43.63      67.4%     $29.43
   2 MESA....................   Arizona        Travelodge       39   1964   Jan 1996    $51.55      58.6%     $30.23
   3 WILLIAMS................   Arizona        Travelodge       41   1956   Jan 1996    $43.09      71.1%     $30.63
   4 YUMA....................   Arizona        Travelodge       48   1959   Jan 1996    $34.90      57.0%     $19.89
   5 BERKELEY................   California     Travelodge       30   1955   Jan 1996    $65.78      70.6%     $46.44
   6 BURBANK.................   California     Travelodge       28   1961   Jan 1996    $46.12      67.0%     $30.91
   7 CABRILLO CENTRAL........   California     Independent      30   1953   Jan 1996    $42.08      19.8%     $ 8.33
   8 EAGLE ROCK..............   California     Independent      24   1949   Jan 1996    $31.00      14.9%     $ 4.62
   9 EMBARCADERO-HARBOR......   California     Travelodge       18   1950   Jan 1996    $37.46      69.2%     $25.91
  10 EUREKA..................   California     Travelodge       46   1960   Jan 1996    $41.30      46.2%     $19.10
  11 GHIRARDELLI SQUARE......   California     Travelodge       25   1955   Jan 1996    $85.02      90.0%     $76.52
  12 GOLDEN GATE.............   California     Travelodge       29   1954   Jan 1996    $85.29      84.0%     $54.87
  13 HOLLYWOOD INN...........   California     Independent      39   1955   Jan 1996    $39.15      50.0%     $19.57
  14 LA JOLLA BEACH..........   California     Travelodge       44   1964   Jan 1996    $66.48      81.9%     $54.45
  15 LA JOLLA COVE...........   California     Travelodge       30   1953   Jan 1996    $66.83      82.7%     $55.23
  16 LAKE TAHOE CITY.........   California     Travelodge       47   1961   Jan 1996    $71.22      71.3%     $50.80
  17 LAKE TAHOE SOUTH........   California     Travelodge       59   1962   Jan 1996    $65.94      48.6%     $32.03
  18 LONG BEACH DOWNTOWN.....   California     Travelodge       63   1963   Jan 1996    $50.09      54.2%     $27.16
  19 MILPITAS................   California     Travelodge       39   1967   Jan 1996    $55.23      86.4%     $47.70
  20 MISSION VALLEY..........   California     Travelodge      101   1952   Jan 1996    $49.24      65.4%     $32.23
  21 MONTEREY DOWNTOWN.......   California     Travelodge       49   1962   Jan 1996    $75.26      78.2%     $58.85
  22 MONTEREY FAIR-
      GROUNDS/CARMEL.........   California     Travelodge      103   1980   Jan 1996    $54.04      65.4%     $35.35
  23 OCEANSIDE...............   California     Travelodge       28   1953   Jan 1996    $42.29      69.9%     $29.54
  24 ONTARIO.................   California     Travelodge       33   1957   Jan 1996    $30.09      51.2%     $15.39
  25 PALM SPRINGS............   California     Travelodge      158   1963   Jan 1996    $43.19      41.5%     $17.92
  26 PALO ALTO...............   California     Travelodge       29   1953   Jan 1996    $58.51      76.7%     $44.85
  27 PASO ROBLES.............   California     Travelodge       31   1979   Jan 1996    $44.51      64.9%     $28.89

                                                                                    FOR THE TWELVE MONTHS ENDED
                                                                                         DECEMBER 31, 1996
                                                           NUMBER OF YEAR           -----------------------------
           PROPERTY NAME        STATE/PROVINCE  FRANCHISE    ROOMS   BUILT ACQUIRED   ADR    OCCUPANCY  REVPAR
           -------------        -------------- ----------- --------- ----- -------- -----------------------------
  28 PRESIDIO................   California     Travelodge      27    1955  Jan 1996    $ 71.38    79.2%    $56.53
  29 RANCHO BERNARDO.........   California     Travelodge      49    1970  Jan 1996    $ 49.63    45.2%    $22.45
  30 SAN DIEGO AIRPORT.......   California     Travelodge      72    1961  Jan 1996    $ 39.14    59.4%    $23.27
  31 SAN DIEGO AIRPORT/PT.
      LOMA...................   California     Travelodge      45    1953  Jan 1996    $ 42.18    60.6%    $25.55
  32 SAN DIEGO BALBOA PARK...   California     Travelodge      28    1952  Jan 1996    $ 42.35    35.9%    $15.20
  33 SAN DIEGO BAYVIEW.......   California     Thriftlodge     29    1953  Jan 1996    $ 33.62    74.3%    $24.99
  34 SAN DIEGO UPTOWN WELCOME
      INN....................   California     Independent     24    1953  Jan 1996    $ 31.69    44.5%    $14.11
  35 SAN FRANCISCO AIRPORT
      SOUTH..................   California     Travelodge      58    1961  Jan 1996    $ 66.18    90.7%    $60.04
  36 SAN FRANCISCO CENTRAL...   California     Travelodge      84    1955  Jan 1996    $ 64.12    84.1%    $53.89
  37 SAN FRANCISCO DOWNTOWN..   California     Travelodge      80    1956  Jan 1996    $ 59.41    80.8%    $48.02
  38 SAN FRANCISCO WHARF.....   California     Travelodge     250    1964  Jan 1996    $102.35    85.4%    $87.39
  39 SAN LUIS OBISPO.........   California     Travelodge      39    1961  Jan 1996    $ 46.64    68.7%    $32.06
  40 SANTA BARBARA BEACH.....   California     Travelodge      19    1951  Jan 1996    $ 81.96    75.9%    $62.19
  41 SANTA BARBARA CITY
      CENTER.................   California     Travelodge      23    1953  Jan 1996    $ 60.51    71.1%    $43.01
  42 SANTA CRUZ..............   California     Travelodge      55    1966  Jan 1996    $ 71.24    48.7%    $34.69
  43 SANTA MONICA............   California     Travelodge      29    1956  Jan 1996    $ 98.97    93.8%    $92.88
  44 SANTA ROSA..............   California     Travelodge      31    1954  Jan 1996    $ 43.28    46.5%    $20.13
  45 SANTA ROSA DOWNTOWN.....   California     Travelodge      43    1954  Jan 1996    $ 42.87    49.6%    $21.26
  46 VISALIA THRIFTLODGE.....   California     Thriftlodge     77    1959  Jan 1996    $ 31.77    52.9%    $16.81
  47 DURANGO LODGE...........   Colorado       Independent     39    1965  Jan 1996    $ 63.66    64.7%    $41.18
  48 GAINESVILLE (GAINESVILLE
      LODGE).................   Florida        Independent     38    1961  Jan 1996    $ 32.80    56.8%    $18.61
  49 OCALA SOUTH.............   Florida        Travelodge      68    1963  Jan 1996    $ 37.57    52.7%    $19.81
  50 ATLANTA DOWNTOWN........   Georgia        Travelodge      71    1963  Jan 1996    $ 70.53    66.4%    $46.83
  51 LAKE PARK...............   Georgia        Travelodge      78    1990  Jan 1996    $ 33.66    47.7%    $16.04
  52 BOISE...................   Idaho          Travelodge      48    1961  Jan 1996    $ 32.28    62.6%    $20.21
  53 CHICAGO O'HARE..........   Illinois       Travelodge      95    1961  Jan 1996    $ 48.38    80.9%    $39.12
  54 QUINCY..................   Illinois       Travelodge      68    1961  Jan 1996    $ 36.52    62.6%    $22.86
  55 MASON CITY..............   Iowa           Thriftlodge     47    1964  Jan 1996    $ 34.50    55.7%    $19.22
  56 LAWRENCE................   Kansas         Travelodge      68    1969  Jan 1996    $ 40.83    60.9%    $24.85
  57 LOUISVILLE..............   Kentucky       Travelodge      96    1962  Jan 1996    $ 46.33    48.5%    $22.49
  58 LAFAYETTE CENTER........   Louisiana      Travelodge      61    1963  Jan 1996    $ 37.83    71.8%    $27.17
  59 BEDFORD.................   Massachusetts  Travelodge      42    1984  Jan 1996    $ 52.43    47.1%    $24.71
  60 NATICK..................   Massachusetts  Travelodge      68    1982  Jan 1996    $ 36.04    61.1%    $58.97
  61 MISSOULA................   Montana        Travelodge      60    1968  Jan 1996    $ 43.64    54.4%    $23.75
  62 SOUTH SIOUX CITY........   Nebraska       Travelodge      61    1964  Jan 1996    $ 32.79    53.0%    $17.39
  63 LAS VEGAS DOWNTOWN......   Nevada         Travelodge      58    1961  Jan 1996    $ 43.68    45.4%    $19.80
  64 LAS VEGAS STRIP.........   Nevada         Travelodge     100    1966  Jan 1996    $ 58.29    87.3%    $50.87
  65 SANTA FE................   New Mexico     Travelodge      48    1963  Jan 1996    $ 54.92    76.3%    $41.88
  66 ASHTABULA...............   Ohio           Travelodge      48    1963  Jan 1996    $ 48.62    78.7%    $38.28
  67 CINCINNATI..............   Ohio           Travelodge      71    1960  Jan 1996    $ 42.36    59.9%    $25.39
  68 ZANESVILLE THRIFTLODGE..   Ohio           Travelodge      54    1962  Jan 1996    $ 42.71    43.6%    $18.63

                                                                                       FOR THE TWELVE MONTHS ENDED
                                                                                            DECEMBER 31, 1996
                                                             NUMBER OF YEAR           -------------------------------
           PROPERTY NAME         STATE/PROVINCE   FRANCHISE    ROOMS   BUILT ACQUIRED   ADR      OCCUPANCY   REVPAR
           -------------        ---------------- ----------- --------- ----- -------- --------- ---------------------
  69 PORTLAND THRIFTLODGE....   Oregon           Thriftlodge      77   1958  Jan 1996    $32.68      73.8%     $24.11
  70 ROSEBURG................   Oregon           Travelodge       40   1963  Jan 1996    $48.75      53.3%     $25.96
  71 CHAMBERSBURG............   Pennsylvania     Travelodge       51   1964  Jan 1996    $43.64      47.7%     $20.81
  72 LANCASTER...............   Pennsylvania     Travelodge       58   1967  Jan 1996    $48.94      50.4%     $24.68
  73 EL PASO CITY CENTRAL....   Texas            Travelodge      108   1950  Jan 1996    $31.26      54.3%     $16.96
  74 SAN ANTONIO ALAMO.......   Texas            Travelodge       81   1968  Jan 1996    $56.42      70.2%     $39.59
  75 OGDEN...................   Utah             Travelodge       78   1960  Jan 1996    $33.32      52.7%     $17.56
  76 SALT LAKE CITY CENTER...   Utah             Travelodge       60   1961  Jan 1996    $49.78      76.6%     $38.15
  77 SALT LAKE CITY TEMPLE
      SQUARE.................   Utah             Travelodge       55   1958  Jan 1996    $46.92      81.5%     $38.23
  78 BELLEVUE................   Washington       Travelodge       54   1962  Jan 1996    $56.22      68.2%     $38.34
  79 EPHRATA.................   Washington       Travelodge       28   1962  Jan 1996    $38.63      56.9%     $21.99
  80 MERCER ISLAND...........   Washington       Travelodge       35   1957  Jan 1996    $53.90      65.2%     $35.16
  81 MOSES LAKE..............   Washington       Travelodge       40   1958  Jan 1996    $39.02      59.9%     $23.39
  82 SEATTLE CITY CENTER.....   Washington       Travelodge       73   1956  Jan 1996    $66.93      69.3%     $46.36
  83 SPACE NEEDLE............   Washington       Travelodge       88   1959  Jan 1996    $79.52      72.1%     $57.34
  84 UNIVERSITY (SEATTLE)....   Washington       Travelodge       74   1962  Jan 1996    $61.71      68.9%     $42.53
  85 WALLA WALLA.............   Washington       Travelodge       39   1962  Jan 1996    $41.81      45.9%     $19.18
  86 YAKIMA..................   Washington       Travelodge       48   1959  Jan 1996    $41.92      16.7%     $ 7.01
                                                               -----
                                                               4,796
                                                               -----
     CANADIAN WHOLLY OWNED HOTELS:
   1 CALGARY INT'L AIRPORT...   Alberta          Travelodge      203   1982  Oct 1996    $40.17      69.1%     $27.77
   2 CALGARY MACLEOD TRAIL...   Alberta          Travelodge      220   1980  Oct 1996    $38.69      52.5%     $20.32
   3 EDMONTON WEST...........   Alberta          Travelodge      226   1980  Oct 1996    $36.56      48.4%     $17.87
   4 VANCOUVER AIRPORT.......   British Columbia Travelodge      160   1988  Oct 1996    $55.51      87.4%     $48.50
   5 WINNIPEG................   Manitoba         Travelodge      156   1986  Oct 1996    $38.57      56.3%     $21.72
   6 BURLINGTON..............   Ontario          Travelodge      118   1985  Oct 1996    $41.25      64.7%     $26.67
   7 INGERSOLL...............   Ontario          Travelodge       98   1990  Oct 1996    $40.19      42.9%     $17.24
   8 KITCHENER...............   Ontario          Travelodge      172   1991  Oct 1996    $50.10      57.5%     $28.83
   9 LONDON..................   Ontario          Travelodge      144   1989  Oct 1996    $47.66      68.4%     $32.59
  10 MISSISSAUGA.............   Ontario          Travelodge      225   1982  Oct 1996    $31.50      72.2%     $22.73
  11 NORTH BAY...............   Ontario          Travelodge      100   1989  Oct 1996    $46.12      84.5%     $39.00
  12 OSHAWA/WHITBY...........   Ontario          Travelodge      120   1989  Oct 1996    $43.07      68.6%     $29.55
  13 OTTAWA EAST.............   Ontario          Travelodge      129   1984  Oct 1996    $40.41      63.3%     $25.59
  14 OTTAWA/PARLIAMENT HILL..   Ontario          Travelodge      175   1988  Oct 1996    $43.00      58.2%     $25.02
  15 SCARBOROUGH.............   Ontario          Travelodge      158   1984  Oct 1996    $35.07      68.2%     $23.92
  16 SUDBURY.................   Ontario          Travelodge      140   1990  Oct 1996    $45.79      67.6%     $30.97
  17 TORONTO EAST............   Ontario          Travelodge      228   1974  Jan 1996    $45.98      62.8%     $28.86
  18 TORONTO NORTH...........   Ontario          Travelodge      184   1988  Oct 1996    $40.06      72.4%     $29.02
  19 WINDSOR DOWNTOWN........   Ontario          Travelodge      160   1985  Oct 1996    $48.91      48.9%     $23.90
  20 LAVAL...................   Quebec           Travelodge      175   1984  Oct 1996    $46.21      58.7%     $27.11
  21 REGINA EAST.............   Saskatchewan     Travelodge      183   1979  Oct 1996    $30.67      62.3%     $19.12
                                                               -----
                                                               3,472
                                                               -----

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

YEAR 2000 COMPLIANCE

  The Company has not begun to assess the required changes that might need to be made to make its information systems satisfactorily process data after December 31, 1999. The Company expects to begin the assessment during the quarter ended March 31, 1998.

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

                                          Chartwell Leisure Inc.

                                                   /s/ Martin L. Edelman
                                          By: _________________________________
                                                     MARTIN L. EDELMAN
                                                         PRESIDENT

                                                         Date: January 21, 1998